Form 10QSB
period 1996-03-31
ENTERTAINMENT TECHNOLOGIES & PROGRAMS INC
filed 1996-05-15
CIK 922257

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



                                  FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE   SECURITIES   EXCHANGE
     ACT OF 1934

     For the quarterly period ended March 31, 1996
                                    --------------

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE OF 1934

     For the transition period from                    to
                                    ------------------    -------------------

                          Commission File No. 0-23914
                          ---------------------------

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.,
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)



           DELAWARE                                 87-0521389
- -------------------------------             --------------------------
(State or Other Jurisdiction of             (I.R.S. Employer I.D. No.)
 incorporation or organization)



                               3626 Main Street
                          San Diego, California 92113
                          ---------------------------
                   (Address of Principal Executive Officers)


                  Issuer's Telephone Number:  (619) 476-8272


                                Not applicable
                                --------------
         (Former Name or Former Address, if changed since last Report)



               Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


          (1) Yes    X      No                   (2) Yes    X     No
                  -------      -------                   -------     -------

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check Whether the Registrant filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.


                                Not applicable.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

            Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:


                                 April 30, 1996

                            Common stock: 20,230,590


                         PART 1 - FINANCIAL INFORMATION



ITEM 1.     Financial Statements.
            ---------------------

            The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           March 31,                 December 31
                                                             1996                        1995
                                                       ------------------        ------------------
                                                          (Unaudited)                   (Note)
                                                                                        ------
ASSETS
- ------
Current Assets:
   Cash                                                   $      86,104             $      62,277
   Accounts Receivable                                          497,999                   455,766
   Retail Inventories                                           121,083                   133,683
   Other Current Assets                                         410,892                   307,430
                                                       ------------------        ------------------
                                                              1,116,078                   959,156


Property And Equipment                                        4,003,574                 3,641,044
Less:  Accumulated Depreciation                              (1,207,815)               (1,082,201)
                                                       ------------------        ------------------
                                                              2,795,759                 2,558,843
Other Asset                                                     245,250                   248,594
                                                       ------------------        ------------------
Total Assets                                              $   4,157,087             $   3,766,593
                                                       ==================        ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
   Accounts Payable And Accrued Expenses                  $     680,225             $     586,792
   Notes Payable And Current Portion Of Long-Term Debt          559,442                   366,215
   Other Current Liabilities                                     44,892                    15,350
                                                        ------------------        ------------------
                                                              1,284,559                   968,357

Long-Term Debt                                                  175,068                     8,626
Deferred Income Taxes                                            75,028                    75,028

Stockholders' Equity                                             20,231                    20,231
   Common Stock                                               2,470,990                 2,470,990
   Additional Paid-In Capital                                   (57,399)                  (67,269)
   Unearned Compensation                                        188,610                   290,630
                                                       ------------------        ------------------
   Retained Earnings                                          2,622,432                 2,714,582

Total Liabilities And Stockholders' Equity                $   4,157,087             $   3,766,593
                                                       ==================        ==================

See Notes To Condensed Consolidated Financial Statements.

Note: The Balance Sheet at December 31, 1995 has been derived from the Audited Financial Statements at that date.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                       Three Months Ended March 31,
                                                                       1996                    1995
                                                                ------------------      ------------------
Revenues                                                         $   1,802,606            $   1,785,392

Cost of Goods Sold                                                     885,876                  910,393
                                                                ------------------      ------------------

Gross Profit                                                           916,730                  874,999

General And Administrative Expenses                                    855,105                  838,348

Depreciation                                                           143,677                  110,000

Interest Expense                                                        19,968                   48,900
                                                                ------------------      ------------------
(Loss) Before Income Taxes                                            (102,020)                (122,249)

Income Taxes                                                                 0                        0
                                                                ------------------      ------------------

Net (Loss)                                                       $    (102,020)           $    (122,249)
                                                                ==================      ==================
Net (Loss) Per Share                                             $       (0.01)           $       (0.01)
                                                                ==================      ==================
Weighted Average Shares Outstanding                                 20,230,590               19,454,545
                                                                ==================      ==================


See Notes To Condensed Consolidated Financial Statements.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)


                                                                         Three Months Ended March 31,
                                                                         1996                   1995
                                                                    --------------        ---------------
Cash From Operations                                                 $    23,344           $    (82,874)

Investing Activities
   Purchase of property and equipment                                   (362,530)              (189,755)
   Other                                                                   3,344                 12,163
                                                                    --------------        ---------------
                                                                        (359,186)              (177,592)

Financing Activities
   Borrowing and repayment of debt                                       359,669                269,882
   Issuance of additional common stock                                         0                 51,107
                                                                    --------------        ---------------
                                                                         359,669                320,989


Increase In Cash                                                     $    23,827           $     60,523
                                                                    ==============        ===============

   See Notes To Condensed Consolidated Financial Statements.

                   ENTERTAINMENT TECHNOLOGIES & PROGRAMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1996



NOTE 1 - BASIS OF PRESENTATION
- ------------------------------


     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Item 10 of Regulation S-B. Accordingly, they do not include all of the information for footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
          ITEM 2.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:
- ----------------------
Three Months Ended March 31, 1996 Compared To Three Months Ended March 31, 1995

Revenues for the first quarter of 1996 increased by $17,215 or 1% over the comparable period for 1995. This increase was due to increases in NiteLife, Inc. of $234,067 or 26.8% and Performance Sound and Light of $32,055 or 12.7% partially offset by a decrease in Just Games, Inc. of $85,388 or 17.2% and $111,335 in first quarter 1995 revenues from Harper's Music Store, which was sold in August 1995. The decrease in Just Games, Inc. was primarily due to the termination of a major contract at the end the first quarter of 1995.

Gross profit for the first quarter of 1996 increased $41,731 or 4.8% over the first quarter of 1995 primarily as a result of the increase in revenues as noted above. Also contributing to this increase was the sale of Harper's Music store which had lower gross profit margins.

General and administrative expenses increased $16,757 or 2% over the same period in 1995. This increase is due to several factors including increased travel casts to service new customers and potential new customers and the addition of a Division President and Chief Financial Officer.

Depreciation expense for the first quarter of 1996 increased $33,677 or 30.6% over the comparable period in 1995 reflective of the increase in property and equipment.

Interest expense decreased $28,932 or 58.2% during the first quarter of 1996 from the same period in 1995 due to lower short-term borrowings with associated higher interest costs.

As a result of the above, the net loss for the first quarter 1996 was $20,229 or 16.6% lower than for the first quarter of 1995.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

At March 31, 1996, the Company had a working capital deficit of $168,481 compared to a deficit of $9,201 at December 31, 1995. This increase is primarily the result of additional short-term borrowings and an increase in the current portion of long-term. Capital expenditure requirements for the remainder of the year will require the Company to seek additional financing. The Company is currently exploring various opportunities for outside financing although there can be no assurances that these efforts will be successful.

                          PART II - OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS.
            ------------------

            None: not applicable.

Item 2.     CHANGES IN SECURITIES.
            ----------------------

            None; not applicable.

Item 3.     DEFAULTS UPON SENIOR SECURITIES.
            --------------------------------

            None: not applicable.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
            ----------------------------------------------------

            None; not applicable.

Item 5.     OTHER INFORMATION.
            ------------------

            None; not applicable.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.
            ---------------------------------

            (a)  Exhibits.

                 None.

            (b)  Reports on Form 8-K.

                 None.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1939, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ENTERTAINMENT TECHNOLOGIES &
                                        PROGRAMS, INC.



Date:  May 14, 1996                By   /s/ James D. Butcher
       ------------                   ----------------------------------
                                        James D. Butcher, Chairman & CEO




Date:  May 14, 1996                By   /s/ Bernard J. Prem
       ------------                   ----------------------------------
                                        Bernard J. Prem, CFO