Form 10QSB/A
period 1996-03-31
ENTERTAINMENT TECHNOLOGIES & PROGRAMS INC
filed 1996-07-10
CIK 922257

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



                                 FORM 10-QSB/A
                                AMENDMENT NO. 1


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

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.,
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)



           DELAWARE                                 87-0521389
- -------------------------------             --------------------------
(State or Other Jurisdiction of             (I.R.S. Employer I.D. No.)
 incorporation or organization)



                       16055 Space Center Blvd., Ste 230
                             Houston, Texas  77062
                        ---------------------------
                   (Address of Principal Executive Officers)


                  Issuer's Telephone Number:  (713) 486-6115


                               3626 Main Street
                         San Diego, California  92113
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

            (a)  Exhibit 27 - Financial Data Schedule

            (b)  Reports on Form 8-K.

                 None.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1939, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ENTERTAINMENT TECHNOLOGIES &
                                        PROGRAMS, INC.



Date:  July 9, 1996                By   /s/ James D. Butcher
       ------------                   ----------------------------------
                                        James D. Butcher, Chairman & CEO




Date:  July 9, 1996                By   /s/ Bernard J. Prem
       ------------                   ----------------------------------
                                        Bernard J. Prem, CFO