Form 10QSB
period 1996-06-30
ENTERTAINMENT TECHNOLOGIES & PROGRAMS INC
filed 1996-08-14
CIK 922257

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549



                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF
     1934

     For the transition period from ____________ to ____________


                          Commission File No. 0-23914

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                DELAWARE                              87-0521389
      (State or Other Jurisdiction of          (I.R.S. Employer I.D. No.)
      incorporation or organization)

                      16055 Space Center Blvd., Ste. 230
                             Houston, Texas  77062
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICERS)


                  ISSUER'S TELEPHONE NUMBER:  (713)  486-6115


                                Not applicable
         (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes X  No                             (2) Yes X  No
       ---   ---                                 ---   ---

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check Whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.


                                Not applicable


                     APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:


                                August 5, 1996

                           Common stock:  20,200,590

                        PART 1 - FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               June 30,     December 31,
ASSETS                                                          1996           1995
- ------                                                      ------------  -------------
                                                             (Unaudited)      (Note)

Current Assets:
     Cash                                                   $    33,070    $    62,277
     Accounts Receivable                                        416,675        455,766
     Retail Inventories                                         149,794        133,683
     Other Current Assets                                       587,595        307,430
                                                            -----------    -----------
                                                              1,187,134        959,156

Property and Equipment                                        4,172,266      3,641,044
Less Accumulated Depreciation                                (1,355,836)    (1,082,201)
                                                            -----------    -----------
                                                              2,816,430      2,558,843

Other Assets                                                      2,566        248,594
                                                            -----------    -----------

Total Assets                                                $ 4,006,130    $ 3,766,593
                                                            ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities
     Accounts Payable and Accrued Expenses                  $   725,843    $   586,792
     Notes Payable and Current Portion of Long-Term Debt        419,665        366,215
     Other Current Liabilities                                  147,944         15,350
                                                            -----------    -----------
                                                              1,293,452        968,357

Long-Term Debt                                                  174,727          8,626
Deferred Income Taxes                                            75,028         75,028

Stockholders' Equity
     Common Stock                                                20,200         20,231
     Additional Paid-In Capital                               2,391,881      2,470,990
     Unearned Compensation                                            0        (67,269)
     Retained Earnings                                           50,842        290,630
                                                            -----------    -----------
                                                              2,462,923      2,714,582
                                                            -----------    -----------

Total Liabilities And Stockholders' Equity                  $ 4,006,130    $ 3,766,593
                                                            ===========    ===========

See Notes To Condensed Consolidated Financial Statements.

Note: The Balance Sheet at December 31, 1995, has been derived from the Audited Financial Statements at that date.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)




                                       THREE MONTHS ENDED JUNE 30,
                                            1996          1995
                                            ----          ----


Revenues                               $ 1,818,935    $ 1,620,422

Cost Of Goods Sold                         931,447        757,225
                                       -----------    -----------

Gross Profit                               887,488        863,197

General and Administrative Expenses        669,317        767,245

Depreciation and Amortization              319,545        129,976

Interest Expense                            36,394         15,136
                                       -----------    -----------

(Loss) Before Income Taxes                (137,768)       (49,160)

Income Taxes                                     0              0
                                       -----------    -----------

Net (Loss)                               ($137,768)      ($49,160)
                                       ===========    ===========

Net (Loss) Per Share                        ($0.01)        ($0.00)
                                       ===========    ===========

Weighted Average Shares Outstanding     20,220,370     19,506,396
                                       ===========    ===========

See Notes To Condensed Consolidated Financial Statements.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                        SIX MONTHS ENDED JUNE 30,
                                           1996           1995
                                        ---------      ---------


Revenues                               $3,621,542      $3,405,814

Cost Of Goods Sold                      1,817,323       1,667,618
                                       ----------     -----------

Gross Profit                            1,804,219       1,738,196

General and Administrative Expenses     1,391,735       1,603,950

Depreciation and Amortization             595,910         241,619

Interest Expense                           56,362          64,036
                                       ----------     -----------

(Loss) Before Income Taxes               (239,788)       (171,409)

Income Taxes                                    0               0
                                       ----------     -----------
Net (Loss)                              ($239,788)      ($171,409)
                                       ==========     ===========

Net (Loss) Per Share                       ($0.01)         (40.01)
                                       ==========     ===========

Weighted Average Shares Outstanding    20,220,370      19,480,470
                                       ==========     ===========

See Notes To Condensed Consolidated Financial Statements.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)



                                           SIX MONTHS ENDED JUNE 30,
                                              1996         1995
                                              ----         ----


Cash From (Used In) Operations             $  69,870     ($ 13,000)

Investing Activities
     Purchase of Property and Equipment     (549,285)     (512,000)
     Sale of Note Receivable                 192,900             0
     Other                                    49,628             0
                                          ----------     ---------
                                            (306,757)     (512,000)

Financing Activities
     Borrowing and Repayment of Debt         219,551       (74,000)
     Issuance of Additional Common Stock     (11,871)      896,000
                                          ----------     ---------
                                             207,680       822,000


Increase (Decrease) In Cash                ($ 29,207)     $297,000
                                          ==========     =========


           See Notes To Condensed Consolidated Financial Statements.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1996



NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Item 10 of Regulation S-B. Accordingly, they do not include all of the information for footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.


NOTE 2 - DISCOUNT ON NOTE RECEIVABLE

         On June 21, the Company discounted the note receivable of $192,900 it had received in connection with the sale of its retail music operations to $100,000 and sold it back to its makers, including a former director of the Company. The discounted price was equal to an offer received by the company from an outside third party to purchase the note. The discount of $92,900 is being amortized over the balance of the year.


NOTE 3 - UNEARNED COMPENSATION

         In 1995, the Company granted 100,000 shares and 30,000 shares, respectively, of the Company's unregistered and restricted common stock to a Division President/Director of the Company and an officer of the Company. These shares were granted pursuant to employment agreements with these individuals and vested over twenty-four months. During the current quarter, the 100,000 shares granted to the Division President was determined to have been part of the consideration given for an investment in a military club management services company owned by the Division President prior to joining the company. This investment was written off in 1994.

         Also during the quarter, in a cost reduction effort, the officer and the Company mutually agreed to cancel the stock grant.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1996



NOTE 4 - LOAN TO OFFICER

         During the quarter, the Company moved its corporate headquarters from San Diego, California, to Houston, Texas. In conjunction with the move, the Company advanced $15,000 to the Chairman of the Board/Chief Executive Officer to purchase his personal residence in Texas. The loan is secured by the equity in his California home and will be paid upon its sale. The loan bears interest at 6%.


NOTE 5 - ACQUISITION OF NATIONAL VIDEO SUBSCRIPTION, INC.


         On June 17, the Company signed a definitive agreement to acquire National Video Subscription, Inc. of Anaheim, California, for $3.1 million in a combination of stock and cash. The acquisition is contingent on completing a private placement of $3.5 million. Under the terms of the Agreement, the closing was to have taken place on or before July 31, 1996. The closing date has been extended to August 31, 1996.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
          ITEM 2.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:
Three Months Ended June 30, 1996 Compared To Three Months Ended June 30,1995


Revenues for the second quarter of 1996 increased by $198,514 or 12.3% over the comparable period for 1995. This increase was due to increases in NiteLife, Inc. of $127,891 or 12.7% and Just Games, Inc. of $164,987 or 39.4% partially offset by a decrease in Performance Sound and Light of $94,364 or 48%. The increase in Just Games, Inc. was primarily due to the completion of a design and installation contract for a family entertainment center at Kamesaya Naval Communication Center, Japan. The decrease in Performance Sound and Light, is partially attributable to the sale of Harper's Music Store in August 1995, which contributed $35,134 in revenues in the second quarter of 1995.

Gross profit for the second quarter of 1996 increased $24,291 or 2.8% over the first quarter of 1995 primarily as a result of the increases in revenues as noted above.

General and administrative expenses decreased $97,928 or 12.8% from the same period in 1995. This decrease is due to reductions in spending in most areas.

Depreciation and amortization increased $189,569 or 145.9% during the current quarter over the same period in 1995. This increase is primarily due to increases in purchases of property and equipment, deferred installation costs related to new club contracts and other deferred costs.

Interest expense increased $21,258 or 140.5% over the similar period in 1995. This increase reflects higher short-term borrowing with associated higher interest costs.

As a result of the above, the net loss for the second quarter of 1996 increased $88,608 or 180.2% to $137,768 from a loss of $49,160 for the second quarter of 1995.

Six Months Ended June 30,1996 Compared To Six Months Ended June 30, 1995

Revenues for the six months of 1996 increased $215,728 or 6.3% over the same period in 1995. This increase was due to increases in NiteLife, Inc. of $361,957 or 19.3% and Just Games, Inc. of $27,415 or 2.8% partially offset by a decrease in Performance Sound and Light of $173,644 or 30.9%. The decrease in Performance Sound and Light is primarily due to the sale of Harper's Music Store in August 1995, which contributed $146,469 in revenues for the first six months of 1995.

General and administrative expenses decreased $212,215 or 13.2% from the same period in 1995. This decrease is due to reductions in expenses in most areas.

Depreciation and amortization increased $354,291 or 146.6% during the first six months of 1996 over the same period in 1995. This increase is due to increases in purchases of property and equipment, deferred installation costs related to new club contracts and other deferred costs.

Interest expense increased $7,674 or 12.0% in 1996 over the similar period in 1995. This increase is due to higher short-term borrowing and associated higher interest costs.

As a result of the above, the net loss for the first six months of 1996 increased $68,379 or 40.0% over the first six months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

At June 30,1996, the Company had a working capital deficit of $101,318 compared to a deficit of $9,201 at December 31, 1995. This increase is due primarily to increases in accounts payable and accrued expenses and other current liabilities. Capital expenditure requirements for the remainder of the year will require the Company to seek additional financing. The Company is currently exploring various opportunities for outside financing although there can be no assurances that these efforts will be successful.

As described in Note 5, the Company has signed a definitive agreement to acquire National Video Subscription, Inc. for $3.1 million in a combination of stock and cash. The acquisition is contingent on completing a private placement for $3.5 million. The closing of the acquisition has been extended to August 31, 1996 from July 31, 1996. The Company is currently exploring various opportunities for equity funding, although there can be no assurances that such efforts will be successful.

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

               None: not applicable.

ITEM 2.   CHANGES IN SECURITIES.

               None: not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

               None: not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None: not applicable

ITEM 5.   OTHER INFORMATION

               None: not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits

                    None

               (b)  Reports on Form 8-K

                    Form 8-K Current Report dated May 31, 1996 was filed with The Securities and Exchange Commission on May 31, 1996.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1939, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              ENTERTAINMENT TECHNOLOGIES &
                                              PROGRAMS, INC.



Date:  August 13, 1996            By          James D. Butcher /s/
                                              --------------------
                                              James D. Butcher, Chairman & CEO



Date:  August 13, 1996            By          Bernard J. Prem /s/
                                              -------------------
                                              Bernard J. Prem, CFO