Form 10QSB
period 1996-09-30
ENTERTAINMENT TECHNOLOGIES & PROGRAMS INC
filed 1996-11-13
CIK 922257

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549



                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF
     1934

     For the transition period from _______________ to ____________


                          Commission File No. 0-23914
                          ---------------------------

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                  -------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                 DELAWARE                              87-0521389
                 --------                              ----------
      (State or Other Jurisdiction of          (I.R.S. Employer I.D. No.)
      incorporation or organization)

                      16055 Space Center Blvd., Ste. 230
                             Houston, Texas  77062
                   -----------------------------------------
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICERS)


                  ISSUER'S TELEPHONE NUMBER:  (281)  486-6115


                                Not applicable
                                --------------
         (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1) Yes X  No                                     (2) Yes X No
            ---   ---                                         ---   ---

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.


                                 Not applicable


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:


                                October 24, 1996

                           Common stock:  20,507,821

                         PART 1 - FINANCIAL INFORMATION



ITEM 1.                FINANCIAL STATEMENTS
                       --------------------

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            September 30,   December 31,
ASSETS                                                          1996           1995
-------                                                     -------------  -------------
                                                             (Unaudited)      (Note)

Current Assets:
     Cash                                                   $    50,278.   $    62,277.
     Accounts Receivable                                        552,314.       455,766.
     Retail Inventories                                         118,314.       133,683.
     Other Current Assets                                       333,729.       307,430.
                                                            ------------   ------------
                                                              1,054,635.       959,156.

Property and Equipment                                        4,227,935.     3,641,044.
Less Accumulated Depreciation                                (1,518,001.)   (1,082,201.)
                                                            ------------   ------------
                                                              2,709,934.     2,558,843.

Other Assets                                                     17,789.       248,594.
                                                            ------------   ------------

Total Assets                                                $ 3,782,358.   $ 3,766,593.
                                                            ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
     Accounts Payable and Accrued Expenses                  $   703,774.   $   586,792.
     Notes Payable and Current Portion of Long-Term Debt        612,643.       366,215.
     Other Current Liabilities                                   90,192.        15,350.
                                                            ------------   ------------
                                                              1,406,609.       968,357.

Long-Term Debt                                                  127,531.         8,626.
Deferred Income Taxes                                            75,028.        75,028.

Stockholders' Equity
     Common Stock                                                20,508.        20,231.
     Additional Paid-In Capital                               2,448,268.     2,470,990.
     Unearned Compensation                                           -0-       (67,269.)
     Retained Earnings                                         (295,586.)      290,630.
                                                            ------------   ------------
                                                              2,173,190.     2,714,582.
                                                            ------------   ------------

Total Liabilities And Stockholders' Equity                  $ 3,782,358.   $ 3,766,593.
                                                            ============   ============

See Notes To Condensed Consolidated Financial Statements.
Note: The Balance Sheet at December 31, 1995, has been derived from the Audited Financial Statements at that date.

ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)



                                       THREE MONTHS ENDED SEPTEMBER 30,
                                             1996         1995
                                             ----         ----

Revenues                               $ 1,872,858.   $ 1,839,574.

Cost Of Goods Sold                         926,746.       777,657.
                                       ------------   ------------

Gross Profit                               946,112.     1,061,917.

General and Administrative Expenses        817,250.       828,813.

Depreciation                               162,165.        94,464.

Amortization                               269,397.        51,157.

Interest Expense                            43,959.        32,062.
                                       ------------   ------------

Income (Loss) Before Income Taxes         (346,428.)       55,421.

Income Taxes                                  --0--          --0--
                                       ------------   ------------

Net Income  (Loss)                       ($346,428.)  $    55,421.
                                       ============   ============

Net Income  (Loss) Per Share                 ($0.02)  $       0.00
                                       ============   ============
Weighted Average Shares Outstanding     20,287,416.    20,051,528.
                                       ============   ============


See Notes To Condensed Consolidated financial Statements.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                        NINE MONTHS ENDED SEPTEMBER  30,
                                            1996         1995
                                          --------      --------

Revenues                               $5,493,924.    $5,245,388.

Cost Of Goods Sold                      2,744,569.     2,445,275.
                                       -----------   ------------

Gross Profit                            2,749,355.     2,800,113.

General and Administrative Expenses     2,197,380.     2,432,763.

Depreciation                              453,864.       319,464.

Amortization                              584,592.        67,776.

Interest Expense                           99,735.        96,098.
                                       -----------   ------------

(Loss) Before Income Taxes               (586,216.)     (115,988.)

Income Taxes                                --0--         --0--
                                       -----------   ------------

Net (Loss)                              ($586,216.)    ($115,988.)
                                       ============  ============

Net (Loss) Per Share                        ($0.03)        ($0.01)
                                       ============  ============

Weighted Average Shares Outstanding    20,242,991.    19,671,344.
                                       ============  ============


See Notes To Condensed Consolidated financial Statements.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                NINE MONTHS ENDED SEPTEMBER  30,
                                                    1996       1995
                                                    ----       ----

Cash From (Used In) Operations                  $ (44,505.)  $ 126,712.

Investing Activities
     Purchase of Property and Equipment          (604,956.)   (627,987.)
     Sale of Note Receivable\Sale of Harpers      192,900.    (192,900.)
     Other                                         34,405.      (3,696.)
                                                 ----------   ----------
                                                 (377,651.)   (824,583.)


Financing Activities
     Borrowing and Repayment of Debt              365,333.     (66,807.)
     Unearned Compensation                         ---0---     (46,200.)
     Issuance of Common Stock                      44,824.     995,307.
                                                ----------   ----------
                                                  410,157.     882,300.


Increase (Decrease) In Cash                     ($ 11,999.)  $ 184,429.
                                                ===========  ==========


     See Notes To Condensed Consolidated Financial Statements.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              SEPTEMBER 30, 1996



NOTE 1 - BASIS OF PRESENTATION
------------------------------

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Item 10 of Regulation S-B. Accordingly, they do not include all of the information for footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.


NOTE 2 - FACTORING AGREEMENT
----------------------------

          In July, the Company entered into a factoring agreement with Celtic Capital Corporation whereby Celtic purchases, with full recourse, up to $500,000 of the Company's accounts receivable. Interest, at prime plus 6%, is paid to Celtic based on Celtic's investment in the purchased receivables.


NOTE 3 - NOTE PAYABLE
---------------------

          On September 30, 1996, the Company entered into Promissory Note Agreements with three individuals to borrow a total of $100,000, discounted $5,000. The notes mature in twelve months and bear interest at 14.75% and are secured by the assets of the Company and the personal guarantee of the Chairman of the Board/Chief Executive Officer of the Company. The $95,000 was received by the Company on October 2, 1996. These notes may be converted into a total of 300,000 shares of the Company's unregistered and restricted Common Stock at any time from May 15, 1997, until maturity.

     Concurrently, the Company entered into Installment Purchase Agreements with these three individuals whereby they may purchase, at their sole discretion, a total of 300,000 shares of the Company's unregistered and restricted Common Stock for a total consideration of $95,000. These shares may be purchased at any time from May 15, 1997, until September 30, 1997. In consideration for these agreements, the three individuals will pay interest quarterly, at 5%, on the $95,000 purchase price.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1996



NOTE 4 - ISSUANCE OF COMMON STOCK
---------------------------------


          In September, the Company granted 60,000 shares of the Company's unregistered and restricted Common Stock to a Division President/Director of the Company for personally guaranteeing equipment lease obligations of the Company. The Company also granted 50,000 shares of the Company's unregistered and restricted Common Stock to several employees, including 30,000 shares to an officer of the Company.

     Also in September , the Company granted 180,000 shares of its unregistered and restricted common stock to a financial public relations firm as payment for a twelve month consulting agreement. Additionally, the Company granted 17,231 shares of its unregistered and restricted common stock as payment for a financial research report on the Company.



NOTE 5 - ACQUISITION OF NATIONAL VIDEO SUBSCRIPTION, INC.
---------------------------------------------------------


          On June 17, the Company signed a definitive agreement to acquire National Video Subscription, Inc. of Anaheim, California, for $3.1 million in a combination of stock and cash. The acquisition was contingent on completing a private placement of $3.5 million. The Company was unable to obtain the financing and the agreement expired on August 31, 1996, with no further obligations on either party.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
           ITEM 2.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:
----------------------
Three Months Ended September 30, 1996 Compared To Three Months Ended September 30,1995


Revenues for the third quarter of 1996 increased by $33,283 or 1.8% over the comparable period for 1995. This increase was due to increases in NiteLife, Inc. of $44,609 or 3.4% and Just Games, Inc. of $34,307 or 8.3% partially offset by a decrease in Performance Sound and Light of $45,633 or 40%. The increase in Just Games, Inc. was primarily due to the completion of a design and construction contract for a nightclub at a Navy base in Sasebo, Japan. The decrease in Performance Sound and Light, is partially attributable to the sale of Harper's Music Store in August 1995, which contributed $33,682 in revenues in the third quarter of 1995.

Gross profit for the third quarter of 1996 decreased $115,805 or 10.9% over the third quarter of 1995 primarily as a result of the increase in revenue from construction contracts with lower profit margins.

General and administrative expenses decreased $11,563 or 1.4% from the same period in 1995. This decrease is due to reduction in expenses in most areas. Also, in July, the Company completed the relocation of its corporate offices from San Diego, California to Houston, Texas. All expenses related to the move were expensed in the third quarter.

Depreciation increased $67,701. or 71.7% during the current quarter over the same period in 1995 due to increases in purchases of property and equipment.

Amortization increased $218,240 or 426.6% over the same period in 1995. This increase is due primarily to increases in deferred installation costs related to new clubs, stock promotion costs, and the discount on the note receivable sold in the second quarter and other deferred expenses.

Interest expense increased $11,666. or 36.4% over the similar period in 1995. This increase reflects higher short-term borrowing with associated higher interest costs.

Nine Months Ended September 30,1996 Compared To Nine Months Ended September 30, 1995

Revenues for the nine months of 1996 increased $248,536 or 4.7% over the same period in 1995. This increase was due to increases in NiteLife, Inc. of $406,566 or 12.7% and Just Games, Inc. of $61,722 or 4.5% partially offset by a decrease in Performance Sound and Light of $219,752 or 32.5%. The decrease in Performance Sound and Light is partially due to the sale of Harper's Music Store in August 1995, which contributed $180,331 in revenues for the first nine months of 1995.

General and administrative expenses decreased $235,383 or 9.7% from the same period in 1995. This decrease is due to reductions in expenses in most areas.

Depreciation increased $134,400 or 42.1% in the current period compared to 1995. this increase reflects increases in purchases of property and equipment.

Amortization increased $516,816 or 762.5% over the comparable period in 1995. This increase is due to increases in deferred installation costs related to new clubs, stock promotion costs, the discount on the note receivable sold in the second quarter and other deferred expenses.

Interest expense increased $3,637 or 3.8% in 1996 over the similar period in 1995. This increase is due to higher short-term borrowing and associated higher interest costs.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 1996, the Company had a working capital deficit of $351,974 compared to a deficit of $9,201 at December 31, 1995. This increase is due primarily to increases in accounts payable and accrued expenses and other current liabilities. Capital expenditure requirements for the remainder of the year will require the Company to seek additional financing. The Company is currently exploring various opportunities for outside financing although there can be no assurances that these efforts will be successful.

As described in Note 5, the Company had signed a definitive agreement to acquire National Video Subscription, Inc. for $3.1 million in a combination of stock and cash. The acquisition was contingent on completing a private placement for $3.5 million. The closing of the acquisition had been extended to August 31, 1996 from July 31, 1996. The Company was unable to obtain the financing and the agreement expired on August 31, 1996, with no further obligation on either party.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 1.   LEGAL PROCEEDINGS
          -----------------

          None: not applicable.

ITEM 2.   CHANGES IN SECURITIES.
          ----------------------

          None: not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          None: not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ----------------------------------------------------

          The Company held its Annual Shareholders' meeting on June 10, 1996, in San Diego, California. The only matter voted upon was the election of Directors. All nominees submitted by management as listed in the Company's proxy statement were elected. The following directors were elected for a term of one year:

                    Name                      For       Withheld
               --------------              ----------  ----------
               James D. Butcher            14,665,595     793,395
               Leonida Butcher             14,655,808     803,182
               Lawrence Kelly              14,665,595     793,395
               William Grasberger          14,665,595     793,395
               Jeffrey Thornton            14,665,595     793,395
               Mark Madamba                14,665,595     793,395

               Total Votes Cast                15,458,990
               Broker non-votes                   444,716
               Abstentions                      4,326,884
                                               ----------
               Total outstanding shares
                   as of record date           20,230,590
                                               ==========

ITEM 5.   OTHER INFORMATION
          -----------------

          On September 10, 1996, Lawrence Kelly, Division President and a Director of the Company, terminated his employment with the Company and resigned from the Board of Directors.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------

          (a)  Exhibits
               None
          (b)  Reports on Form 8-K
               None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1939, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              ENTERTAINMENT TECHNOLOGIES &
                                              PROGRAMS, INC.



Date :    November 13, 1996           By      James D. Butcher /s/
          -----------------                   --------------------
                                              James D. Butcher, Chairman & CEO



Date:  November 13, 1996              By      Bernard J. Prem /s/
       -----------------                      -------------------
                                              Bernard J. Prem, CFO