Form 10KSB
period 1996-12-31
ENTERTAINMENT TECHNOLOGIES & PROGRAMS INC
filed 1997-03-31
CIK 922257

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549
                                  FORM 10-KSB


(MARK ONE)
(X) Annual report pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                         Commission File Number 0-23914

                  Entertainment Technologies & Programs, Inc.
                  -------------------------------------------
                 (Name of Small Business Issuer in its charter)


             Delaware                                  87-521389
  State or other jurisdiction of                 I.R.S. Employer ID No.
  incorporation or organization)


            16055 Space Center Blvd., Ste. 230,  Houston, Tx  77062
            -------------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (281) 486-6115
                                 --------------
                (Issuer's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
      None                                                None


          Securities registered pursuant to Section 12 (g) of the Act:
                         Common Stock  $.001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days.

YES (X)   NO ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 19, 1997 as reported on the NASDAQ Electronic Bulletin Board, was $1,685,112. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The issuer's revenues for the year ended December 31, 1996 totaled $6,749,601.

As of March 19, 1997 Registrant had outstanding 20,507,821 shares of Common
Stock.

                       DOCUMENTS INCORPORATED BY REFERNCE
                                      NONE
      Transitional Small Business Disclosure Format      Yes ( )  No (X)

                 ENTERTAINMENT TECHNOLOGIES AND PROGRAMS, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                               DECEMBER 31, 1996


                               TABLE OF CONTENTS
                                     PART I

                                                                         Page
                                                                         ----
Item 1.  Business                                                          3
         Overview                                                          3
         The Divisions                                                     3
         NiteLife Entertainment                                            3
         Performance Sound and Light                                       4
         Just Games, Inc.                                                  5
         Dynamic Image                                                     5
         Vision Quest Productions                                          6
         Employees                                                         6
Item 2.  Description of Properties                                         6
Item 3.  Legal Proceedings                                                 6
Item 4.  Submission of Matters to a Vote of Security Holders               6

                                    PART II

Item 5.  Market for the Common Equity and Related Stockholder Matters      7
Item 6.  Management's Discussion and Analysis                              7
Item 7.  Financial Statements                                              9
         Index to Consolidated Financial Statements                       10
         Report of Independent Certified Public Accountant                11
         Consolidated Balance Sheet as of December 31, 1996               12
         Consolidated Statements of Operations for the years ended
          December 31, 1996 and 1995                                      14
         Consolidated  Statements of Stockholders' Equity for the
          years ended December 31, 1996 and 1995                          15
         Consolidated Statements of Cash Flows for the years
           ended December 31, 1996 and 1995                               16
         Notes to Consolidated Financial Statements                       17
Item 8.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                            25

                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
          Compliance with Section 16(a) of the Exchange Act               25
Item 10. Executive Compensation                                           27
Item 11. Security Ownership of Certain Beneficial Owners and Management   27
Item 12. Certain Transactions and Relationships                           28
Item 13. Exhibits and Reports on Form 8-K                                 28

                                     PART I
                                     ------

ITEM 1- BUSINESS
----------------

OVERVIEW

  The Company is a Delaware corporation. Prior to April 1995, it had not engaged in any material operations since approximately 1988. In April 1995, the Company entered into a reorganization transaction with the shareholders of NiteLife, Inc. Consequently, the assets and the business of NiteLife became the Company

  NiteLife was incorporated on October 2, 1985 by James D. Butcher. The Company was formed to provide audio and video entertainment at military bases located in the United States and abroad: to provide mobile musical entertainment; and to operate a music store in San Diego, California. Since its formation, the Company has expanded both the number of products and services it provides and the markets into which such products and services are distributed. Today, the Company is strategically positioned as the provider of a comprehensive array of entertainment products and services to both military and civilian markets.

  The Company's business is currently operated through five (5) divisions ("Divisions"): NiteLife Entertainment (club development and management division), Performance Sound and Light (equipment retail division), Just Games (gaming and arcade division), Dynamic Image (design and facilities construction division) and Vision Quest Productions (concert booking, promotion and production division).

  The Company is engaged, through its five Divisions, in:

  1. The operation of entertainment facilities located on U. S. military bases throughout the world.

  2. The design and the retail sale of sound and lighting equipment through mail order catalogs targeting the military market through NAF purchase agreements and both the military and civilian consumer markets.

  3. Amusement equipment installation and operation, both in the military and the civilian markets

  4. The design and construction of entertainment facilities and restaurants.

  5. The design, planning, promotion and production of live performances and entertainment booking in both the military and the civilian markets.


THE DIVISIONS

NITELIFE ENTERTAINMENT

Overview

  NiteLife Entertainment is engaged in the installation and operation of nightclub facilities on U. S. military bases located in the United States, Europe and Asia. At present, NiteLife Entertainment operates a total of 100 facilities. Nightclubs have historically been established on military bases by military leaders in an attempt to: 1) retain service men and women on base, thereby avoiding potential problems arising out of interaction between servicemen and civilians, and 2) boost morale by providing U. S. style entertainment in foreign countries where none otherwise exists.

  In order to meet the needs of this market NiteLife provides a wide variety of entertainment programs and services to base clubs. NiteLife typically installs audio and video equipment, including a custom built disc jockey booth, state of the art industrial video tape players and turntables, top of the line mixing consoles and several 26" television monitors in each club. NiteLife provides maintenance of all the equipment installed in a club and supplies all of the records and music video tapes for use within its clubs. NiteLife also designs and produces all club promotions for club managers. Additionally, NiteLife hires, (on an independent contractor basis) trains and manages all disc jockey talent operations within its clubs.

  The comprehensive package of entertainment equipment and services is provided by NiteLife to military customers at no cost, pursuant to a one year renewable contract between the Company and the Air Force Non-Appropriated Fund Purchasing Office (AFNAFPO). Each contract provides for a minimum number of hours of disc jockey services at a specified hourly rate. These minimum hours are established so that NiteLife recovers its investment, generally 40% of the first years revenue, within eight months of operation.

The Future of NiteLife Entertainment

  It has been the experience of the Company's management that, with the continued loss of military budget funding, military clubs must become self-sufficient or they will be closed. With the Company's turnkey club installation and operation program, an existing military night club can be renovated with no capital outlay by the military customer. The Company's management believes that the continued loss of defense funding provides a basis for continued growth of the NiteLife division through new installations both in the near and distant future. The European market for NiteLife's turnkey club installation and operation program has begun to open for the Company over the past year and consequently, expansion into England, Germany, Italy, Spain and Turkey will likely occur. The Company's management also perceives that opportunities for expansion in the continental United States exist. The Company is only beginning to explore opportunities for sale of its turnkey club installation and operation program to military bases located in the Southeast and Central areas of the United States.

Risks of the Industry

  The down-sizing of military, which began in the 1990's will reduce the total number of military installations that remain open. However, it is estimated that even with the currently planned base closures, approximately 1,500 military clubs will remain in service.

PERFORMANCE SOUND AND LIGHT

Overview

  Performance Sound and Light (PS&L) is engaged in providing professional sound and lighting equipment to military clubs and others through direct sales efforts and through catalogs or buying guides.

  PS&L, in January of 1995, commenced distribution of its sales catalog "The Performance Sound & Light Buyers Guide", (Buyers Guide) which is being promoted throughout the military using the Company's existing sales force and commission based contract sales representatives. The Company's management believes that the exclusivity of the Company's AFNAF contract, combined with an aggressive direct sales marketing program, will establish the PS&L Buyer's Guide as a primary source from which club managers and professionals may meet their entertainment equipment needs.

The Future of Performance Sound & Light

  Plans are being developed for PS&L to produce two additional mail order catalogs, each targeting a specific market niche. The first catalog will offer sound and lighting equipment to the business to business market. The Company's management perceives an opportunity exists to provide business and institutional purchasers turnkey sound and lighting systems in an easy to read mail order catalog.

  The second catalog will target the general consumer. This catalog will contain musical instruments, in addition to sound and lighting equipment. Although there are many companies offering this type of catalog, the Company believes that, as a result of the Company's presence on military bases, it possess a unique access to the military consumer market.

Specific Risks of PS&L's Industry

  A substantial investment in the design, production and mailing costs of a catalog must be made prior to any sales being realized. Consequently, there can be no assurances that the catalogs will generate sufficient sales in order for the Company to recover its investment.

JUST GAMES, INC.

  Just Games, Inc. is a corporation formed under the laws of the state of California. The Company purchased Just Games in an "exchange of stock" transaction in early 1994. Just Games is engaged in the installation and operation of amusement game machines both on military bases and at civilian locations. Just Games has been an operator of amusement machines for over ten years. Although video games are its primary source of revenue, other games such as pool tables, redemption games, cranes, sport games and kiddy rides are also distributed and managed by Just Games.

  The Company's management believes the success of Just Games will be determined by it's ability to achieve certain fundamental goals and to change with the industry. New technology must be followed closely and consumer trends must be detected early. Based on this philosophy, Just Games has expanded its operations into Family Entertainment Centers (FEC's) which offer major attractions such as laser tag, go carts, batting cages, soft play arenas, and miniature golf. The Company's management believes substantial growth in revenues can be achieved by targeting growth in both military and civilian markets in the FEC industry.

Risk of the Industry

  The amusement industry is a fast paced and extremely competitive industry. Return on investment can be very rapid, if current and future trends are closely monitored and decisions are made with these trends in mind.

DYNAMIC IMAGE

Overview

  Dynamic Image is engaged in the design and construction of entertainment facilities such as nightclubs, sports bars and family entertainment centers on military bases throughout the world.


Specific Risks of Dynamic Image

  The design and construction business is extremely competitive. In some cases the Company will be required to compete with businesses that may possess more experience and financial resources. In addition, the Company will be exposed to those risks inherent in the construction industry such as on-site injuries, labor strikes, and cost overruns.


VISION QUEST PRODUCTIONS

Overview

  Vision Quest Productions is engaged in the booking, promotion and production of live local and nationally recognized concert acts on military bases around the world. In 1993, the company was selected by the Pacific Air Force to produce a program entitled "Stateside Sounds" which brought top 40 bands within the Asian theater for a tour of U. S. military bases. "Sounds of NiteLife" is a program which has been produced by the Company since 1993 and brings rock, top 40 and country acts on military bases located throughout the United States and Japan.


The Future of Vision Quest Productions

  The Company's management believes that the European market is growing rapidly and consequently, has begun developing European routing schedules for the "Sounds of NiteLife" entertainment package and larger scale national acts. Vision Quest Productions also constantly seeks to generate income from the local special events market, specializing in the production of national act concerts at fairs and festivals.

EMPLOYEES

  As of December 31, 1996 the Company had approximately 36 employees, of which 29 are full time and 7 are employed part time. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.


ITEM 2 - DESCRIPTION OF PROPERTIES
----------------------------------

  The Company leases office space for its corporate headquarters at 16055 Space Center Blvd., Suite #230 Houston, Tx 77062. The lease expires on March 31, 2001.


ITEM 3 - LEGAL PROCEEDINGS
--------------------------

  On May 17, 1996, suit was filed in the Superior Court of California against the Company, certain officers and former employees of the Company by the former owner of one of the Company's wholly-owned subsidiaries. The suit alleges breach of contract and nonpayment of amounts owed related to the acquisition of the subsidiary. In the opinion of the Company's counsel, the suit is without merit and the Company intends to defend itself vigorously.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None

                                    PART II
                                    -------


ITEM 5. - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------

          The Company's common stock is traded over the counter on the NASDAQ OTC Electronic Bulletin Board under the symbol ETPI.



Quarter Ended                       High                  Low
-------------------------------------------------------------

December 31, 1996                  $.50                    $.25

As of December 31, 1996 there were approximately 246 holders of the Company's common stock.

         The Company has not paid any dividends since its inception and does not anticipate paying any dividends in the foreseeable future. Earnings, if any, of the Company are expected to be retained for use in expanding the Company's business. The payment of dividends is within the discretion of the Board of Directors of the Company and will depend upon the Company's earnings, if any, capital requirements, financial condition and such other factors as the Board of Directors may consider relevant.

ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS
----------------------------------------------

Results of Operations

Year Ended December 31, 1996 compared to year ended December 31, 1995

         Revenues for the year ended December 31, 1996 increased $39,000 or .5% to $6,750,000 from $6,711,000 for the year ended December 31, 1995. This increase was due to an increase in concert bookings and in design and construction contracts for entertainment facilities partially offset by a decrease in club revenues and amusement game revenues.

         Gross profit for the year ended December 31, 1996 decreased $247,000 or 7% to $3,391,000 from $3,638,000 for the year ended December 31, 1995. This increase was due partially to an increase in design and construction contracts with lower profit margins and lower club revenues partially offset by an increase in concert bookings and retail sales.

         General and administrative expenses for the year ended December 31, 1996 decreased $85,000 or 3% to $3,032,000 from $3,117,000 for the year ended
December 31, 1995. This decrease is generally attributable to cost reductions in the second half of the year.

         Depreciation expense for the year ended December 31, 1996 increased $236,000 or 61% to $621,000 from $385,000 for the year ended December 31, 1995.
This increase reflects higher purchases of property and equipment.

         Amortization expense for the year ended December 31, 1996 increased $515,000 or 436% to $633,000 from $118,000 for the year ended December 31, 1995.
This increase is partially attributable to the increase in amortization of deferred installation cost of $313,000 due to the use of outside contractors for club installations. As part of its cost reduction, the Company discontinued this practice and expended the balance of deferred installation costs. Also included in the increase in amortization expense is approximately $94,000 of deferred stock promotion costs which were incurred in the fourth quarter of 1995 related to a proposed $10 million private placement.

         The loss on disposal of assets of $323,000 was primarily the result of the Company's amusement game subsidiary's loss of two major contracts in its northern California market. As a result, the Company sold its excess inventory of amusement games resulting in a loss of $278,000.

         Interest expense increased $30,000 or 29% to $134,000 for the year ended December 31, 1996 from $104,000 for the year ended December 31, 1995.
This increase in interest expense is due to increased short term borrowings with associated higher interest rates.

Year Ended December 31, 1995 Compared to year ended December 31, 1994

         Revenues for the year ended December 31, 1995 increased $469,000 or 7.5% to $6,711,000 from $6,242,000 for the year ended December 31, 1994. This increase was partially due to the inclusion of Just Games, Inc. for the entire year in 1995 versus seven months in 1994 plus increases in revenues in all other areas. Also contributing to this increase was an increase in the number of military clubs served, an increase in equipment sales to the military installations partially offset by the sale of Harper's Music store in August, 1995.

         Gross profit for the year ended December 31, 1995 increased $752,000 or 26% to $3,638,000 from $2,886,000 for the year ended December 31, 1994. A portion of this increase was attributable to the inclusion of Just Games, Inc. for the entire twelve month period in 1995 compared to seven months in 1994. The balance of the increase was due to increased revenues in all other operating areas. Also contributing to this increase was the sale of Harper's Music store which had lower gross profit margins.

         General and administrative expenses for the year ended December 31, 1995 increased $821,000 or 29% to $3,620,000 from $2,799,000 for the year ended
December 31, 1994. This increase is due to increased travel costs to service new customers and potential customers, increased marketing expenses, expenses incurred to raise additional capital and the addition of a Division President and Chief Financial Officer.

         Interest expense increased $46,000 or 78% to $104,000 for the year ended December 31, 1995 from $58,000 for the year ended December 31, 1994. This higher interest expense id sue to increased short-term borrowings with associated higher interest rates,


Liquidity and Capital Resources

         The Company at December 31, 1996 had a working capital deficit of $704,000 compared to a deficit of $9,000 at December 31, 1995. This increase is primarily due to increases in short term borrowings and accounts payable and accrued expenses and a decrease in other current assets. During the third quarter of 1996, the Company initiated major cost reductions including payroll reductions, the discontinued use of outside contractors for club installations and overall spending reductions. These reductions continued throughout the year and continue subsequent to year-end. The Company believes that internally generated cash is sufficient to fund the current level of operations. However, additional capital requirements needed for planned growth and to reduce short term debt will require the Company to seek additional outside financing. There can be no assurance, however, the Company will be able to obtain such financing.

         Subsequent to December 31, 1996, the Company finalized a private placement agreement under which the Company offered to sell, on a "best efforts" basis, up to $600,000 of convertible trust units in $100,000 increments. These trust units bear interest at 14% and may be converted into common stock of the Company at $1.00 per share. There can be no assurance, however, that the offering will be successful.

         The Company at December 31, 1995 had a working capital deficit of $9,000 as compared to a deficit of $316,000 at December 31, 1994. The Company believes that internally generated cash is sufficient to fund the current level of operations. However, additional capital requirements needed for planned growth will require the Company to seek additional outside financing. There can be no assurance, however, that the Company will be able to obtain such financing.

         In May 1995, the Company completed the private placement of 500,000 shares of the Company's common stock. The net proceeds of $896,000 were used to repay short-term borrowings, reduce trade payables and to provide working capital for fixed asset additions during the year.

         During the fourth quarter of 1995, the Company entered into a private placement agreement under which the Company offered to sell on a "best efforts" basis, up to $10,000,000 of investment units comprised of the Company's common stock and convertible redeemable debentures. However, sales of these investment units did not materialize and the private placement agreement expired in February, 1996 with no units being sold. The Company is currently exploring various opportunities for equity funding, although there can be no assurances that such efforts will be successful.

         Capital expenditures in 1996 amounted to $671,000 compared to $739,032 in 1995.



ITEM 7. - FINANCIAL STATEMENTS
------------------------------

         The company's audited Financial Statements for the years ended December 31, 1995 and 1996 are presented immediately following on pages F-10 to F-24.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                               AND SUBSIDIARIES
                  INDEX TO CONSOLIIDATED FINANCIAL STATEMENTS


                                                                         PAGE
                                                                         ----
Report of Independent Certified Public Accountant                         11

Consolidated Balance Sheet as of December 31, 1996                        12

Consolidated Statements of Operations for the years
 ended December 31, 1995 and 1996                                         14

Consolidated Statements of Stockholders' Equity for
 the years ended December 31, 1995 and 1996                               15

Consolidated Statements of Cash Flows for the years
 ended December 31, 1995 and 1996                                         16

Notes to Consolidated Financial Statements                                17

BRIAN S. NATHANSON, C.P.A.                                               MEMBER:
--------------------------
                              American Institute of Certified Public Accountants
                                                                   -Tax Division
                                                        -S.E.C. Practice Section
                              California Society of Certified Public Accountants


                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------

To the Board of Directors and Stockholders of Entertainment
Technologies & Programs, Inc. and subsidiaries, Houston, Texas

I have audited the accompanying consolidated balance sheet of Entertainment Technologies & Programs, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the periods ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entertainment Technologies & Programs, Inc. as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the two years in the periods ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

Brian S. Nathanson, CPA
March 27, 1997

      3101 West Coast Highway, Suite 210, Newport Beach, California 92663
                 Telephone(714)574-8333 Facsimile(714)574-8334

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1996 AND 1995

                                                              1996          1995
                                                          ------------  ------------
CURRENT ASSETS:
     Cash                                                 $    14,850   $    62,277
     Accounts receivables, net of allowance of $14,986
             in 1996 and $19,719 in 1995                      452,772       455,766
     Contract receivable - current portion                      3,500        42,000
     Retail inventory                                         138,921       133,683
     Deferred stock promotion costs                            62,765
     Deferred installation costs                                            139,131
     Prepaid expenses                                           9,640        16,432
     Other current assets                                      69,717        47,102
                                                          -----------   -----------
           Total Current Assets                               689,400       959,156

PROPERTY AND EQUIPMENT
     Amusement games                                        1,169,716     1,328,439
     Furniture and fixtures                                   103,089        89,782
     Club equipment                                         2,326,599     2,084,317
     Vehicles                                                 111,701       138,506
     Leasehold improvement                                      3,946             0
     Less: accumulated depreciation                        (1,429,312)   (1,082,201)
                                                          -----------   -----------
         Net Property and Equipment                         2,285,739     2,558,843

OTHER ASSETS:
     Non-current portion of contract receivable                               3,500
     Notes receivable                                                       192,900
     Other                                                      2,635        52,194
                                                          -----------   -----------
Total other assets                                              2,635       248,594
                                                          -----------   -----------
         TOTAL ASSETS                                     $ 2,977,774   $ 3,766,593
                                                          ===========   ===========

            See Accompanying Notes and Independent Auditor's Report

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1996 AND 1995


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


                                                             1996         1995
                                                          -----------  -----------
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                $  679,902   $  586,792
     Notes payable & current portion of long-term debt       632,880      366,215
     Other                                                    80,439       15,350
                                                          ----------   ----------
         Total Current Liabilities                         1,393,221      968,357

LONG TERM LIABILITIES:
     Deferred income taxes                                         0       75,028
     Notes payable - non-current                             101,929        8,626
                                                          ----------   ----------
         Total Long Term Liabilities                         101,929       83,654
                                                          ----------   ----------
         Total Liabilities                                 1,495,150    1,052,011

SHAREHOLDERS' EQUITY:
      Common stock, $.001 par value, 50 million shares
          authorized, 20,507,821 shares outstanding           20,508       20,231
      Additional paid-in-capital                           2,448,268    2,470,990
      Unearned compensation                                        0      (67,269)
      Retained earnings                                    ( 986,152)     290,630
                                                          ----------   ----------
         Total Shareholders' Equity                        1,482,624    2,714,582
                                                          ----------   ----------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $2,977,774   $3,766,593
                                                          ==========   ==========

            See Accompanying Notes and Independent Auditor's Report

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                      YEAR  ENDED  DECEMBER  31
                                                    -----------------------------
                                                       1996               1995
                                                    -----------        ----------
Revenues:
     Entertainment Services                        $  6,248,224        $6,008,664
     Retail                                             501,377           702,241
                                                   ------------        ----------
         Total                                        6,749,601         6,710,905

Cost of Goods Sold
     Entertainment Services                           2,782,453         2,601,998
     Retail                                             575,958           470,941
                                                   ------------        ----------
         Total Cost of Goods Sold                     3,358,411         3,072,939
                                                   ------------        ----------

Gross Profit                                          3,391,190         3,637,966

General & Administrative Expeneses                    3,032,217         3,619,878

Depreciation                                            620,777           385,187

Amortization                                            632,985           118,011

Loss On Disposal of Assets                              322,978                 0

Interest Expense                                        134,043           103,640

Other (Income) Expense                                                     (3,853)
                                                    -----------        ----------

(Loss) Before Taxes                                  (1,351,810)          (81,699)

Provision For Income Taxes                              (75,028)                0
                                                    -----------        ----------

Net (Loss)                                          $(1,276,782)       $  (81,699)
                                                    ===========        ==========

Net (Loss) Per Share                                $     (0.06)       $    (0.00)
                                                    ===========        ==========

            See Accompanying Notes and Independent Auditor's Report

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                              Common Stock                         Add'l
                                    #           Assigned          Paid in         Retained     Unearned
                                 Shares           Value           Capital         Earnings       Comp.         Net
                              -------------  ---------------  ----------------  -------------  ---------  --------------

Balances December 31, 1994      19,350,188       $19,350         $1,425,625      $    372,329               $ 1,817,304

Net (Loss) for Year 1995                                                             (81,699)                   (81,699)

Private Placement                  500,000              500           895,500                                   896,000

Stock Issued                       250,402              250            70,857                                    71,107

Unearned Comp.                     130,000              130            79,009   $    (79,139)

Amortization                                                                                     11,870          11,870
                                ----------          -------        ----------   ------------   --------   -------------
Balances December 31, 1995      20,230,590           20,230         2,470,991        290,630    (67,269)      2,714,582

Net (Loss) for year 1996                                                          (1,276,782)                (1,276,782)

Unearned Comp.                     (30,000)             (30)          (79,109)             0     67,269         (11,870)

Stock issued                       307,231              308            56,386              0          0          56,694
                                ----------          -------        ----------   ------------   --------   -------------
Balances December 31, 1996      20,507,821          $20,508        $2,448,268   $   (986,152)  $      0    $  1,482,624
                                ==========          =======        ==========   ============   ========   =============


            See Accompanying Notes and Independent Auditor's Report

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED DECEMBER 31,
                                                                            -------------------------
                                                                               1996           1995
                                                                            -----------    ----------
Cash Flows From Operating Activities:
     Net income/(loss)                                                      $(1,276,782)   $  (81,699)
     Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation                                                            620,777       385,187
        Amortization                                                            632,985       118,011
        Provision for doubtful accounts                                                        10,000
        Disposal of property and equipment                                      322,978
        Discount on note receivable                                              92,900
        Non-cash expenses                                                        72,922
        Deferred Income taxes                                                   (75,028)

Changes in operating assets and liabilities, net of effects
 of acquisitions:
        Accounts receivable                                                       2,994       (10,583)
        Retail inventory                                                         (5,238)      178,733
        Other assets                                                           (404,912)     (340,921)
        Accounts payable                                                         93,110       (32,360)
        Other current liabilities                                                65,089       (17,807)
                                                                            -----------    ----------
         Net cash provided by (used in) operating activities                    141,795       208,561

Cash Flows From Investing Activities:
        Purchases of property, plant and equipment                             (670,651)     (739,032)
        Notes Rec. Harpers                                                      100,000      (192,900)
        Collection on contract receivable                                             0        42,000
        Other                                                                    21,461        (4,845)
                                                                            -----------    ----------
         Net cash used in investing activities                                 (549,190)     (894,777)

Cash Flows From Financing Activities:
        Proceeds from issuance of debt                                          722,607       427,124
        Proceeds from issuance of Common Stock                                        0       967,107
        Payment of debt                                                        (362,639)     (573,452)
                                                                            -----------    ----------
         Net cash provided by financing activities                              359,968       820,779

        Increase (Decrease) in cash                                             (47,427)      134,563
        Cash at beginning of period                                              62,277       (72,286)
                                                                            -----------    ----------
         Cash at end of period                                              $    14,850    $   62,277
                                                                            ===========    ==========
Supplemental disclosure of cash paid for:
        Interest                                                            $   134,043    $  103,640
        Income taxes                                                                  0             0

Non-cash investing and financing activities:
        Net stock grants                                                         44,824
        Coffman investment                                                       28,098

            See Accompanying Notes and Independent Auditor's Report

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

NOTE 1 - ORGANIZATION

     Entertainment Technologies & Programs, Inc. (ETP) ("The Company"), through its wholly-owned subsidiary NiteLife, Inc., acquired effective April 14, 1995, provides audio and video entertainment at U.S. military bases located domestically and abroad, sells sound and lighting equipment, provides facilities design and installation services to night clubs and restaurants; and through its wholly-owned subsidiary Just Games, Inc., acquired effective June 1, 1994, installs and operates amusement game machines.

     In April 1995, NiteLife, Inc. agreed to be acquired by Westcott Financial Corporation, a publicly-held corporation which had no substantive operations. Shareholders of NiteLife, Inc. tendered their shares of stock and received an equal number of shares of Westcott Financial Corporation stock. Former NiteLife, Inc. shareholders, including persons who subscribed to a private placement of 500,000 shares of NiteLife, Inc. stock issued in May 1995, now control approximately 90 percent of outstanding Westcott shares.

     Effective July 13, 1995 Westcott Financial Corporation, (a Delaware corporation) changed its name to Entertainment Technologies & Programs, Inc. (ETP, Inc.) In late May 1996 the company relocated it's headquarters from San Diego, California to Houston, Texas.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

     The accompanying consolidated financial statements include the accounts of ETP, Inc., NiteLife, Inc. (a California Corporation) and Just Games, Inc. (a California Corporation). All intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current presentation.

     2,000,000 outstanding shares plus 18,000,000 issued shares of Westcott Financial Corporation were exchanged for 20,000,000 issued shares of NiteLife, Inc. resulting in 20,000,000 outstanding shares of the Company's $0.001 par value common stock following the reverse merger.

     Since Westcott Financial Corporation had no substantive operations or any assets, the consolidated financial statements for 1995 presented in this report reflect the operations of NiteLife, Inc. and Just Games, Inc. prior and subsequent to the reverse merger.

Fiscal Year
-----------

     The Company's fiscal year ends on December 31st of each year.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

Revenue Recognition
-------------------

     The Company recognizes revenue as services are provided.


Inventories
-----------

     Inventories consist primarily of items available for catalog sales and for intercompany equipment sales and are valued at the lower of cost or market.

Property and Equipment
----------------------

     Property and equipment are stated at cost. The cost of major renewals and betterments are capitalized; repairs and maintenance costs are expensed when incurred. Depreciation is computed using the straight-line method over the following estimated useful lives:

          Description                  Estimated Life
          -----------                  --------------

          Amusement games                 3-5 years
          Furniture and fixtures          5-8 years
          Club equipment                  5-8 years
          Leasehold improvements           15 years
          Autos and trucks                  5 years

     Accelerated depreciation methods (MACRS) are used for tax purposes.

Cash and Cash Equivalents
-------------------------

     Cash represents cash in demand deposit accounts and cash on hand. The Company had no cash equivalents at year end.

Accounts Receivable
-------------------

     Accounts receivable consist primarily of amounts due from U.S. military bases for entertainment services provided.

     Accounts receivable are stated net of allowances for uncollectibles ($14,986 at December 31, 1996, $19,719 at December 31, 1995) which is charged to operations based on an evaluation of potential losses.

Income Taxes
------------

     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes". Deferred taxes arise primarily from the recognition depreciation revenues and expenses in different periods for income tax and financial reporting purposes. These are offset by tax benefits created by net operating losses.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

Net Earnings Per Share of Common Stock
--------------------------------------

     Primary net earnings per share has been computed by dividing net earnings by the weighted average number of common stock equivalents outstanding during the period. Fully diluted earnings per share are not presented, as there are no outstanding options. The weighted average shares outstanding used in the calculation was 20,309,561 in 1996 and 19,803,467 in 1995.

Fair Value of Financial Instruments
-----------------------------------

     The fair value of the company's debt approximates a nominal amount due to the relatively short maturities.

Basis of Accounting
-------------------

     The consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles
     (GAAP). GAAP requires the use of some estimates, namely in the area of bad debt allowances, useful lives of depreciable assets, valuation allowance for deferred tax assets based on future taxable income. Actual results could be different than the estimates used in these financial statements.

NOTE 3 - CONTRACTS RECEIVABLE

     The contract receivable resulted from the sale of a former division of the Company. The Company receives monthly payments in the form of goods received, of $3,500. This contract expired in February 1997.

NOTE 4 - CONCENTRATION OF CREDIT RISK & SIGNIFICANT CUSTOMERS

     The Company's major customer is the United States Military. Though the majority (67%) of the Company's revenues are derived from services provided to military installations, the decision to contract with the Company rests with the individual bases. During 1996 and 1995, no one military base accounted for more than 10% of consolidated revenues. The Company has not been adversely affected by the military downsizing. In the case of further military downsizing, the effect on sales and operations is unknown.

NOTE 5 - SALE OF HARPERS MUSIC STORE

     On August 11, 1995, the Company completed the sale of its retail music store to the management team which operated the store, including a former Director of the Company. The sales price was based on inventories less liabilities assumed by the buyers. A note was issued by the buyers for $192,900. Payments consist of interest only payments at 10.5% for two years. The balance to be paid over five years. The company realized a gain of $3,853 on the sale of the retail music store in 1995.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

NOTE 6 - DISCOUNT ON NOTE RECEIVABLE

     On June 21,1996, the Company discounted the note receivable (NOTE 5) of $192,900 it had received in connection with the sale of its retail music oerations to $100,000 and sold back to its makers, including a former director of the Company. The discounted price was equal to a third party offer. The discount was amortized fully in 1996.

NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                  YEAR ENDED DECEMBER 31
                                                                  ----------------------
                                                                      1996       1995
                                                                    --------   --------
Installment notes (2) with monthly payments
totaling $569 in 1996 and $1,979 in 1995, with
interest rates from 5.9% to 15.9% secured by
vehicles.                                                            13,733       14,501

Note payable (3) to equipment leasing company,
due in monthly installments totaling $2,478, with
maturity dates of February 1999.  The interest
rates are 15.68% secured by specified amusement
machines                                                             50,267          -0-

Notes payable (2) to equipment leasing company,
due in monthly installments totaling $5,676, with
maturity dates February 1999, interest rates
are 21.32% secured by specified amusement
machines.                                                           116,853          -0-
                                                                  ---------     --------

  TOTAL LONG TERM DEBT                                              180,853       14,501

  LESS CURRENT PORTION                                              (78,924)      (5,875)
                                                                  ---------     --------

 TOTAL                                                            $ 101,929     $  8,626
                                                                  =========     ========


     Aggregate maturities of the Company's long-term debt during the next five years are as follows:

                            1997             $78,924
                            1998              86,383
                            1999              15,546
                            2000                   0
                            2001                   0

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 AND 1995

NOTE 8 - OTHER ASSETS/SHORT TERM DEBT

     The company had short term borrowings (due within one year) of $507,122 in 1996 and $138,042 in 1995 from (2) finance companies. This borrowing is secured by the proceeds of some of the Company's entertainment contracts. Payments under the contract are received directly by the finance company. The balance at Dec. 31, 1996 and 1995 was $292,266 and $122,842, respectively. In addition three other notes totaling $186,690 and a bank line of credit of $75,000 existed at Dec. 31, 1996.

     Total short term debt is as follows:

          Short term debt                    $552,956
          Current portion long term debt       78,924
                                             --------
          Total debt due within one year     $632,880
                                             ========

NOTE 9 - ACQUISITIONS

     Effective April 14, 1995 the Company acquired NiteLife, Inc. In a reverse merger. See Note 1.

     Assuming the acquisition of NiteLife, Inc. had been made as of January 1995, the unaudited proforma combined sales, net loss, and net loss per share for the year ended December 31, 1995 would have been $6.7 million, ($82 thousand) and ($0.00), respectively.

NOTE 10 - INCOME TAXES

     The Company has the following tax carryforwards to 1997. They expire in the years 2009-2011.

                                                  Federal    California

        Net Operating Loss (NOL)                 $1,789,585    $902,724
        Alternative Minimum Tax NOL              $1,607,711    $749,281
        Accumulated Adjusted Current Earnings    $   15,454    $193,903
        Prior Year Minimum Tax Credit            $    5,930    $  1,190
        Contributions                            $      620    $    620
        Sec. 1231 Losses                         $  260,518    $270,518

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 AND 1995

NOTE 11 - DEFERRED INSTALLATION COSTS

     Prior to the third quarter of 1996, the Company utilized outside contractors to build and install lighting and sound equipment pursuant to the terms of entertainment services contracts between the Company and U.S. military bases. This cost had been deferred and amortized over twelve months, the initial term of the contract. The Company discontinued this practice and fully amortized all deferred installation costs as of December 31, 1996.

NOTE 12 - DEFERRED STOCK PROMOTION COSTS

     Subsequent to the acquisition of NiteLife, Inc. (Note 1) the Company produced an informational video and incurred other costs related to the promotion of the Company's new identity and operating divisions. This cost was deferred at December 31, 1995 and fully amortized during 1996.

NOTE 13 - UNEARNED COMPENSATION

     In 1995, the Company granted 100,000 shares and 30,000 shares, respectively, of the Company's unregistered and restricted common stock to a Division President/Dierctor of the Company and an officer of the Company. These shares were granted pursuant to employment agreements with these individuals and vested over twenty-four months. During the 2nd quarter 1996, the 100,000 shares granted to the Division President were determined to have been part of the consideration given for an investment in a military club management services company owned by the Division President prior to joining the Company. This investment was written off in 1994.

     Also during the 2nd quarter 1996, in a cost reduction effort, the officer and the Company mutually agreed to cancel the stock grant.

NOTE 14 - ISSUANCE OF COMMON STOCK

     In September, 1996, the Company granted 60,000 shares of the Company's unregistered and restricted Common Stock to a Division President/Director of the Company for personally guaranteeing equipment lease obligations of the Company. The Company also granted 50,000 shares of the Company's unregistered and restricted Common Stock to several employees, including 30,000 shares to an officer of the Company.

     Also in September, the Company granted 180,000 share of its unregistered and restricted common stock to a financial public relations firm as payment for twelve months consulting agreement. Additionally, the Company granted 17,231 shares of its unregistered and restricted common stock as payment for a financial research report on the Company.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 AND 1995

NOTE 15 - LEGAL PROCEEDINGS

     On May 17, 1996, suit was filed in the Superior Court of California against the Company, certain officers and former employees of the Company by the former owner of one of the Company's wholly-owned subsidiaries. The suit alleges breach of contract and nonpayment of amounts owed related to the acquisition of the subsidiary. In the opinion of the Company's counsel, the suit is without merit and the Company intends to defend itself vigorously.


NOTE 16 - BUSINESS SEGMENTS

     During 1995 the Company operated primarily in three business segments; providing audio and video entertainment at U.S. military bases, selling retail, and operating amusement game machines. During 1996 and 1995 all intersegment activities have been eliminated in consolidation.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 AND 1995

Information regarding the business segments for 1996 and 1995 is presented below:

                                  YEAR ENDED DECEMBER 31
                                  ----------------------
                                    1996           1995
                                  --------       -------
Revenue (000's)
 Military entertainment            $ 4,530        $4,401
 Retail music                          501           702
 Amusement games                     1,719         1,608
                                   -------        ------
 Total revenue                     $ 6,750        $6,711
                                   =======        ======

Operating Profit (000's)
 Military entertainment            $    84        $   50
 Retail music                            4           273
 Amusement games                      (429)           62
 Other                                (877)         (367)
                                   -------        ------
 Total operating profit             (1,218)           18

Interest, other expense, (net)         134           100
                                   -------        ------
Loss before taxes                  $(1,352)       $  (82)
                                   =======        ======

Identifiable Assets (000's)
 Military entertainment            $ 1,944        $2,370
 Retail music                          188           178
 Amusement games                       851         1,023
 Other                                  (5)           95
                                   -------        ------
 Total identifiable assets         $ 2,978        $3,766
                                   =======        ======


                                    Depreciation
                                        and            Capital
                                    Amortization    Expenditures
                                     (In Thousands of Dollars)
                                       YEAR ENDED DECEMBER 31
                                  ------------------------------
                                   1996    1995    1996    1995
                                  ------  ------  ------  ------
 Military entertainment              787    310     305    606
 Retail music                          8     --       6     --
 Amusement games                     356    163     352    133
 Other                               103     30       8      0
                                  ------   ----    ----   ----
                                  $1,254   $503    $671   $739
                                  ======   ====    ====   ====

ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

       None


                                    PART III
                                    --------

ITEM 9. - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-----------------------------------------------------------------------
          COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.
          ---------------------------------------------------

The following table sets forth certain information concerning the Company's executive officers and directors:


Name                               Age      Position
----                              -----     --------

James Douglas Butcher               37      Chairman of the Board and CEO

Leonida Butcher                     40      Co-Treasurer and Director

William M. Grasberger               42      Vice President and Director

Mark Madamba                        34      Director

Jeffery Thornton                    40      Director

Bernard J. Prem                     49      CFO/Co-Treasurer


     JAMES "DOUG" BUTCHER, the Company's founder, Chairman of the Board of Directors and Chief Executive Officer, formed a mobile music company in 1978, while in the Navy, to provide entertainment services to the military nightclub at the bases on which he was stationed. After being transferred to San Diego in 1980, Mr. Butcher continued in the entertainment business obtaining several Navy contracts in the San Diego area. By 1982, after departing the Navy, the disc jockey business became a full time venture based on two clubs, one mobile D. J. system and a need for quality entertainment. Mr. Butcher has built the company into the provider of comprehensive entertainment service and products it is today.


     LEONIDA BUTCHER, General Manager, Performance Sound and Light, is the wife of James D. Butcher, the Company Chairman of the Board and CEO. Mrs. Butcher has been employed by the Company since 1985 and prior to assuming her present position in August 1995, had been responsible for the operation of the Company's retail music store.

     WILLIAM MICHAEL GRASBERGER, President, NiteLife Entertainment has been with NiteLife since 1983. Prior to joining the Company, Mr. Grasberger was employed for ten years as a radio broadcaster and a music disc jockey. Mr. Grasberger has a Bachelor of Arts degree from California State University of Pennsylvania where he won the Distinguished Service Award for his work in radio and television, student government and academics. Mr. Grasberger was the founder of Video Link which distributes music videos to clubs and restaurants and most importantly, provides the company with its music videos. The Video Link television show, developed by Mr. Grasberger in 1986, is still being seen around the world on the Armed Forces Television Network.

     MARK MADAMBA, President, Just Games, Inc. since May 1994. After graduating from high school in 1980, Mr. Madamba entered the Technical Vocational Institute of New Mexico. At age 19, he successfully completed and received a two year diploma in digital electronics. Mr. Madamba then moved to Kadena Air Base, Japan where he began working as an electronic technician in the Air Force slot machine program. In 1986, he designed and produced an electronic circuit board to eliminate a computer design error in the base's slot machines. The new circuit was used throughout the Air Force and was eventually sold to the manufacturer as well. Mr. Madamba subsequently was recognized as the top electronic troubleshooter in the Air Force slot machine program and was transferred to the Headquarters Air Force Morale, Welfare and Recreation Department in San Antonio, Texas. There he served as a Technical Advisor and Program Manager for the thirty million dollar a year Air Force slot machine program encompassing over 35 bases worldwide. Using computer aided design programs, Mr. Madamba designed eleven new games that were installed as a modification to existing machines. He also developed all game and machine specifications for the Air Force's first video poker and stepper motor driven slot machine. In 1990, Headquarters Pacific Air Forces employed Mr. Madamba to provide technical and management oversight to ten bases in the Pacific Rim. Based at Osan Air Base, South Korea he was directly responsible for the slot program at Osan Air Base.

     JEFFERY THORNTON, President, Vision Quest Productions. Mr. Thornton is an honors graduate of the University of Northern Colorado, with a degree in Recreation Administration and a minor in Business Mr. Thornton began his professional career as the first Parks and Recreation Director for a Southwest Native American Indian Tribe, the Pascua Yaqui Tribe in Tucson, Arizona. Subsequently, Mr. Thornton was hired as the Recreation coordinator for the Air Force Logistics Command at Wright Patterson Air Force Base, Dayton, Ohio. His supervision of recreation and sports activities extended to six bases throughout the United States. Following that, Mr. Thornton became the Recreation Director for the Naval Training Center in San Diego which included eleven facilities and over 500 personnel. After five years with NTC, Mr. Thornton became the Moral, Recreation and Club Director for the Submarine Base San Diego, and was in charge of all operations on the base. In addition to his other duties, Mr. Thornton wrote the "NiteLife Handbook of Club Programs and Fun", a detailed event planning guide, published and distributed by the Company, and used extensively by military clubs worldwide.

     BERNARD J. PREM, Chief Financial Officer and Co-Treasurer. Prior to joining the Company in September 1995, Mr. Prem was employed for thirteen years
with Intermedics, Inc.   a manufacturer of cardiac pacemakers, in various
financial management positions. Mr. Prem has worked in the auditing departments of W. R. Grace & Co. and Cooper Industries, Inc. Mr. Prem was graduated from Christian Brothers College in Memphis, Tennessee with a degree in accounting.

     James D. Butcher and Leonida Butcher, both directors of the Company, are husband and wife. Other than Mr. and Mrs. Butcher, there are no family relationships between any director or executive officers of the Company, either by blood or by marriage.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file various reports with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. concerning their holdings of, and transactions in, securities of the Company. Copies of these filings must be furnished to the Company.

     Based on a review of the copies of such forms furnished to the Company, the Company notes that Bernard J. Prem did not timely file a Form 3 Initial Statement of Beneficial Ownership of Securities within ten days following their respective appointments as officers or directors of the Company.

ITEM 10.- EXECUTIVE COMPENSATION
--------------------------------

     The following table sets forth information concerning compensation of the chief executive officer and all other executive officers of the Company whose salary and bonus exceeded $100,000 for services rendered to the Company for the fiscal year ended December 31, 1996.


                        Summary Compensation Table (1)


                                         Annual Compensation
                              ----------------------------------------
Name and                                                  Other Annual
Principal Position             Year      Salary    Bonus  Compensation
------------------             ----      ------    -----  ------------
James D. Butcher               1996      156,000    (1)       (2)
President and Chief
Executive Officer

(1) The Company currently has not adopted any bonus, profit sharing or long-term compensation plan providing any executive officer, director or employee with any compensation except as provided above.

(2) Perquisites and other personal benefits did not in the aggregate reach the lesser of $50,000 or 10% of the total of annual salary reported in this table.


EMPLOYMENT AGREEMENT

     Effective November 10, 1995, the Company entered into a ten-year employment agreement with James Butcher. The agreement provides for an annual salary of $156,000, increasing to $240,000 upon completion of a secondary offering. All future increases will be at the discretion of the Board of Directors compensation advisory committee. The employment agreement may be terminated upon death, disability or for "just cause" (as defined therein).

COMPENSATION OF DIRECTORS

     The Company's Board of Directors is comprised entirely of employees of the Company, and receive no additional compensation in connection with attending Board Meetings. The Company intends to actively pursue and attract capable and notable independent outside directors. Consequently, the Company currently exploring the issue of director compensation.



ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 19, 1996 for (a) each person known by the Company to own beneficially more than 5% of the Common Stock, (b) each director, (c) each executive officer identified in the compensation table above, and (d) officers and directors of the Company as a group.


Name of Beneficial                     Number of Shares     Percentage
Owner                                 Beneficially Owned      Owned
------------------                    ------------------    ----------
James D. Butcher &
Leonida Butcher
480 Kirby Rd.
Seabrook, Tx 77586                         10,747,561       52.41%

Michael W. Grasberger
1201 Enterprise Ave. #423
League City, Tx   77573                     2,820,960       13%

Mark Madamba                                  124,820        .61%

Jeffrey Thornton                               44,078        .21%

All Officers and
Directors as a group (6)                    13,67,374      67.13%


ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

     There have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of the Company's common stock or any member of the immediate family of any of the foregoing persons, had a material interest.

     The Company has no parents; it is the parent of NiteLife Entertainment, Inc., Just Games, Inc. and their affiliated companies.

     There have been no material transactions, series of similar transactions, currently proposed transactions, or a series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any promoter or founder or any member of the immediate family of the foregoing persons, had a material interest.


ITEM 13. - EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

(a) Exhibits
    None

(b) Reports on Form 8-K
    None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Entertainment Technologies and Programs, Inc.


                             /s/   James D. Butcher
                             ----------------------
                        By:  James D. Butcher, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Capacity                           Date
---------                          --------                           ----

/s/ James D. Butcher    President, Chief Executive                March 28, 1997
--------------------    Officer and Director (principal
James D. Butcher        executive officer)


/s/ Bernard J. Prem     Chief Financial Officer, Co-Treasurer     March 28, 1997
--------------------    (principal financial officer,
Bernard J. Prem         principal accounting officer)



/s/ Leonida Butcher     Co-Treasurer and Director                 March 28, 1997
--------------------
Leonida Butcher


/s/ Mark Madamba        Director                                  March 28, 1997
----------------
Mark Madamba


/s/Jeffrey Thornton     Director                                  March 28, 1997
-------------------
Jeffery Thornton


/s/ William Grasberger  Director                                 March 28, 1997
----------------------
William Grasberger