Form 10QSB
period 1997-03-31
ENTERTAINMENT TECHNOLOGIES & PROGRAMS INC
filed 1997-05-15
CIK 922257

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                  FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997.


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     OF 1934


    For the transition period from___________________to___________________


                          Commission File No. 0-23914

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                (Name of Small Business Issuer in its Charter)


          DELAWARE                                         87-0521389
(State or Other Jurisdiction of                    (I.R.S. Employer I.D. No.)
incorporation or organization)


                      16055 Space Center Blvd., Suite 230
                              Houston, TX  77062

                   (Address of Principal Executive Officers)


                   Issuer's Telephone Number:  (281)486-6115

                                Not Applicable
         (Former Name or Former Address, if changed since last report)



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

(1)  Yes  [X]   No  [ ]      (2)  Yes  [X]     No [ ]

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS


Check Whether the Registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court.


                                Not Applicable.


                     APPLICABLE ONLY TO CORPORATE ISSUERS


     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:


                                April 30, 1997

                           Common stock:  20,730,590


                        PART 1 - FINANCIAL INFORMATION


ITEM 1.    Financial Statements


     The financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following pages, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                MARCH 31,        DECEMBER 31,
ASSETS                                            1997              1996
                                              (UNAUDITED)          (NOTE)
                                              ------------      ------------

CURRENT ASSETS:
  CASH                                      $    17,256.00    $    14,850.00
  ACCOUNTS RECEIVABLE                           443,254.32        452,772.00
  RETAIL INVENTORIES                            197,254.32        138,921.00
  OTHER CURRENT ASSETS                      --------------    --------------
                                                771,558.94        689,400.00


PROPERTY AND EQUIPMENT                        4,215,191.00      3,715,051.00
LESS:  ACCUMULATED DEPRECIATION              (1,794,732.00)    (1,429,312.00)
                                            --------------    --------------
                                              2,420,459.00      2,285,739.00

OTHER ASSETS                                     27,301.00          2,635.00
                                            --------------    --------------

TOTAL ASSETS                                  3,219,318.94      2,977,774.00
                                            ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES $ 466,450.46 $ 679,902.00 NOTES PAYABLE AND CURRENT PORTION OF
    LONG-TERM DEBT                              910,332.44        632,880.00
  OTHER CURRENT LIABILITIES                         700.00         80,439.00
                                            --------------    --------------
                                              1,377,482.90      1,393,221.00
                                            ==============    ==============

LONG-TERM DEBT                              $   165,843.00    $   101,929.00
                                            --------------    --------------
DEFERRED INCOME TAXES

STOCKHOLDERS' EQUITY
  COMMON STOCK                              $    20,508.00    $    20,508.00
  ADDITIONAL PAID-IN CAPITAL                $ 2,448,268.00    $ 2,448,268.00
  UNEARNED COMPENSATION                     $    (6,208.00)
  RETAINED EARNINGS                         $  (804,288.82)   $  (986,152.00)
  REVALUATION CAPITAL                       $    17,713.86                 0
                                            --------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 3,219,318.00    $ 2,977,774.00
                                            ==============    ==============


See Notes to Condensed Consolidated Financial Statements.

Note: The Balance Sheet at December 31, 1996 has been derived from Audited Financial Statements at that date.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                               THREE MONTHS ENDED MARCH 31,
                                                   1997            1996
                                                -----------     -----------

Revenues                                        $ 1,578,569     $ 1,802,606

Cost of Goods Sold                                  767,787         885,876
                                                -----------     -----------

Gross Profit                                        809,197         916,730

General and Administrative Expenses                 630,219         855,105
Depreciation                                        133,714         143,677

Interest Expense                                     19,858          19,968
                                                -----------     -----------

(Loss) Before Income Taxes                           25,406        (102,020)

Income Taxes                                              0               0
                                                -----------     -----------

Net (Loss)                                           25,406        (102,020)
                                                ===========     ===========

Net (Loss) Per Share                            $      0.01           $0.01
                                                ===========     ===========

Weighted Average Shares Outstanding              20,730,590      20,230,590
                                                ===========     ===========


See Notes to Condensed Consolidated Financial Statements.

                 ENTERTAINMENT TECHNOLOGIES & PRODUCTION, INC.
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                               THREE MONTHS ENDED MARCH 31,
                                                   1997            1996
                                                -----------     -----------

Cash From Operations                            $   167,201     $    23,344

Investing Activities

  Purchase of property and equipment               (100,652)       (362,530)
  Other                                                   0           3,344
                                                -----------     -----------
                                                    100,652        (359,699)

Financing Activities
  Borrowing and repayment of debt                   220,602         359,699
  Issuance of additional common stock                                     0
                                                -----------     -----------
                                                    220,602         359,699

Increase In Cash                                    287,151          23,827
                                                ===========     ===========


See Notes To Condensed Consolidated Financial Statements

                 ENTERTAINMENT TECHNOLOGIES & PROGRAMS,  INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1997



NOTE 1. - BASIS OF PRESENTATION

     THE ACCOMPANYING UNAUDITED CONDENSED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR INTERIM FINANCIAL INFORMATION AND WITH THE INSTRUCTIONS TO FORM 10Q AND ITEM 10 OF REGULATION S-B. ACCORDINGLY, THEY DO NOT INCLUDE ALL OF THE INFORMATION FOR FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1997 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE YEAR ENDED DECEMBER 31, 1997.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
          ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

Three months Ended March 31,1997 compared to Three Months Ended March 31,1996.

Revenues for the first quarter of 1996 decreased by $224,137 over the comparable period for 1996. This decrease was due to decreases in NiteLife Inc. of $165,323, Just Games of $11,037 and Performance Sound and Light, Inc. of $61,087. The decrease was partially offset by a new acquisition, Redfish Island Management, Inc.'s revenues of $13,409.

Gross Profit for the first quarter of 1997 increased $127,426 over the first quarter of 1996 primarily due to cost cutting at all levels.

General and administrative expenses decreased $224,886 over the same period in 1996. This decrease is due to conscious attrition.

Depreciation expense for the first quarter of 1997 decreased $ 9,963 over the comparable period in 1996.

Interest expense decrease $110 during the first quarter of 1997 from the same period in 1996 due to lower short-term borrowings with the associated higher interest costs.

As a result of the above, there was a net profit for the first quarter 1997. It was $25,406 compared to the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Due to cut backs and cost cutting measurers in 1997 the Company anticipates a working capital surplus. The Company will continue additional short-term borrowings and increased portion of long-term debt. Capital expenditure requirements for the remainder of the year will require the Company to seek additional financing. The Company is currently exploring various opportunities for outside financing although there can be no assurances that these efforts will be successful.

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

          ON MAY 17, 1996, SUIT WAS FILED IN THE SUPERIOR COURT OF CALIFORNIA AGAINST THE COMPANY, CERTAIN OFFICERS AND FORMER EMPLOYEES OF THE COMPANY BY THE FORMER OWNER OF ONE OF THE COMPANY'S WHOLLY-OWNED SUBSIDIARIES. THE SUIT ALLEGES BREACH OF CONTRACT AND NON-PAYMENT OF AMOUNTS OWED RELATED TO THE ACQUISITION OF THE SUBSIDIARY. IN THE OPINION OF THE COMPANY'S COUNSEL, THE SUIT IS WITHOUT MERIT AND THE COMPANY INTENDS TO DEFEND ITSELF VIGOROUSLY.

ITEM 2.   CHANGES IN SECURITIES.

          NONE; NOT APPLICABLE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          NONE; NOT APPLICABLE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS.

          NONE; NOT APPLICABLE

ITEM 5.   OTHER INFORMATION

          NONE; NOT APPLICABLE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (A)  EXHIBITS;

               EXHIBIT 27 - FINANCIAL DATA SCHEDULE

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



                                       ENTERTAINMENT TECHNOLOGIES &
                                       PROGRAMS, INC.


DATE: MAY 14, 1997                    BY:  JAMES D. BUTCHER/S/
     _______________                     ________________________________
                                         JAMES D. BUTCHER, CHAIRMAN & CEO


DATE:    MAY 14, 1997                 BY:  V. J. FARMER/S/
     _______________                     ________________________________
                                         V. J. FARMER, CONTROLLER