Form 10QSB
period 1997-06-30
ENTERTAINMENT TECHNOLOGIES & PROGRAMS INC
filed 1997-08-14
CIK 922257

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 1997.
                                  -------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


   For the transition period from                  to
                                  -----------------  -----------------

                          Commission File No. 0-23914
                          ---------------------------

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                  -------------------------------------------
                (Name of Small Business Issuer in its Charter)


               DELAWARE                                   87-0521389
               --------                                   ----------
    (State or Other Jurisdiction of                 (I.R.S. Employer  I.D.No.)
    incorporation or organization)


                      16055 Space Center Blvd., Suite 230
                              Houston, TX  77062
                              ------------------
                   (Address of Principal Executive Officers)
                   -----------------------------------------

                   Issuer's Telephone Number:  (281)486-6115

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

                                Not Applicable.

                     APPLICABLE ONLY TO CORPORATE ISSUERS

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                 June 30, 1997

                           Common stock:  21,990,590

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

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                               June 30,           December 31,
ASSETS                                           1997                 1996
                                              (Unaudited)            (Note)

CURRENT ASSETS:

CASH                                        $   68,795.67        $   14,850.00
 ACCOUNTS RECEIVABLE                           503,053.07           452,772.00
  RETAIL INVENTORIES                           124,480.04           138,921.00
  OTHER CURRENT ASSETS                          94,082.79            82,857.00
                                            -------------        -------------
                                               790,411.57           689.400.00

PROPERTY AND EQUIPMENT                       4,274,934.52         3,715,051.00
LESS:  ACCUMULATED DEPRECIATION             (1,672,579.00)       (1,429,312.00)
                                            -------------        -------------
                                             2,602,355.52         2,285,739.00

OTHER ASSETS                                    13,633.51             2,635.00
                                            -------------        -------------

TOTAL ASSETS                                 3,406,400.60         2,977,774.00
                                            =============        =============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 ACCOUNTS PAYABLE AND ACCRUED EXPENSES       $  270,908.79       $  679,902.00
 NOTES PAYABLE AND CURRENT PORTION OF
  LONG-TERM DEBT                                560,358.55          632,880.00
 OTHER CURRENT LIABILITIES                        4,843.14           80,439.00
                                             -------------       -------------
                                                836,110.48        1,393,221.00
                                             =============        ============

LONG-TERM DEBT                                  675,704.12          101,929.00
CONTINGENT LIABILITIES                          136,416.00                   0
                                             -------------       -------------
                                             $  812,120.12       $  101,929.00

STOCKHOLDERS' EQUITY
 COMMON STOCK                                    21,990.00           20,508.00
 ADDITIONAL PAID-IN CAPITAL                   2,499,362.19        2,448,268.00
 RETAINED EARNINGS                             (763,182.19)        (986,152.00)
                                             -------------       -------------
                                              1,758,170.00        1,482,624.00


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $3,406,400.60       $2,977,774.00
                                             =============       =============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE: THE BALANCE SHEET AT DECEMBER 31, 1996 HAS BEEN DERIVED FROM AUDITED FINANCIAL STATEMENTS AT THAT DATE.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                 Three Months Ended June 30,
                                                    1997              1996
                                                    ----              ----

Revenues                                        $ 1,338,583       $ 1,818,935

Cost of Goods Sold                                  626,803           931,447
                                                -----------       -----------
Gross Profit                                        713,365           887,488

General and Administrative Expenses                 541,048           669,317

Depreciation                                        109,553           319,545

Interest Expense                                     21,656            36,394
                                                -----------       -----------
Profit (Loss) Before Income Taxes                    41,107          (137,768)

Income Taxes                                              0                 0
                                                -----------       -----------
Net Profit (Loss)                                    41,107          (137,768)
                                                ===========       ===========
Net Profit (Loss) Per Share                          $0.003             (0.01)
                                                ===========       ===========
Weighted Average Shares Outstanding              21,990,590        20,220,370
                                                ===========       ===========

See Notes to Condensed Consolidated Financial Statements.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)



                                                  Six Months Ended June 30,
                                                    1997              1996
                                                    ----              ----

Revenues                                        $ 2,917,152       $ 3,621,542

Cost of Goods Sold                                1,394,590         1,817,323
                                                -----------       -----------
Gross Profit                                      1,522,562         1,804,219

General and Administrative Expenses               1,171,267         1,391,735

Depreciation                                        243,267           595,910

Interest Expense                                     41,514            56,362
                                                -----------       -----------
Profit (Loss) Before Income Taxes                    66,513          (239,788)

Income Taxes                                              0                 0
                                                -----------       -----------

Net Profit (Loss)                                    66,513          (239,788)
                                                ===========       ===========

Net Profit (Loss) Per Share                          $0.003             (0.01)
                                                ===========       ===========

Weighted Average Shares Outstanding              21,990,590        20,220,370
                                                ===========       ===========

See Notes to Condensed Consolidated Financial Statements.

                 ENTERTAINMENT TECHNOLOGIES & PRODUCTION, INC.
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)



                                             Six Months Ended June 30,
                                             1997                1996
                                             ----                ----

Cash From Operations                       $312,063            $ 69,870

Investing Activities
  Purchase of property and equipment        (14,871)           (549,285)
  Sale of Note Receivable                         0             192,900
  Other                                           0              49,628
                                           --------            --------
                                            (14,871)           (306,757)

Financing Activities
  Borrowing and repayment of debt           237,280             219,551
  Issuance of additional common stock             0             (11,871)
                                           --------            --------
                                            237,280             207,680

Increase (Decrease) In Cash                 534,472            ($29,207)
                                           ========            ========


See Notes To Condensed Consolidated Financial Statements

                 ENTERTAINMENT TECHNOLOGIES & PROGRAMS,  INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1997




Note 1. - Basis of Presentation


     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Item 10 of Regulation S-B. Accordingly, they do not include all of the information for footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
          ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:
---------------------
Six Months Ended June 30, 1997 compared to Six Months Ended June 30,1996.

Revenues for the second quarter of 1997 decreased by $144,323 over the comparable period for 1996. The decrease was partially offset by the acquisition of Redfish Management Incorporated's revenue of $87,146.85.

Gross Profit for the first six months of 1997 increased by $306,301.00 over the first six months of 1996.

General and administrative expenses decreased by $220,468 for the first six months of 1997, due to conscious attrition.

Depreciation expense decreased $352,643.00 over the comparable period in 1996.

Interest expense is down $14,848.00 for this time period. This will be down even further in the next quarter due to major debt reconstruction by using a more traditional lending institution.

As a result of the above, there was a net profit for the second quarter 1997. Profit for the 2nd quarter is up more than the 1st quarter of 1997 and considerably more than the same six months of 1996 as noted above.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company achieved traditional short term borrowing from Bayshore National Bank in the amount of $450,000.00 through securing `accounts receivable'. This relationship for borrowing lowered the cost of short term capital by approximately 60% against the Company factoring relationship with Celtic Capital who were paid off as part of the capitalization from Bayshore National Bank. Also, the Company achieved two of six $100,000.00 tranches through a convertible debt under an agreement from Capital Growth Planning of El Cajon, CA. The Company anticipates closing the remaining four $100,00.00 units this year requiring no additional capital for the balance of the year. The Company is currently exploring various additional opportunities for outside financing although there can be no assurances that these efforts will be successful.

                          PART II - OTHER INFORMATION


Item 1.    LEGAL PROCEEDINGS.
           -----------------
           The only material legal proceeding filed against the company at this time is the May 17, 1997 suit filed in the Superior Court of California by the former owner of one of the Company's wholly owned subsidiaries. The suit alleges breach of contract and non-payment of amounts owed related to the acquisition of the subsidiary. In the opinion of the Company's council, the suit is without merit and the company intends to defend itself vigorously.


Item 2.    CHANGES IN SECURITIES.
           ---------------------
           The Company achieved a 'Lenders Trust' by securing amusement gaming assets to achieve a convertible debenture in the amount of $600,000.00. As of June 30, 1997, two $100,00.00 tranches were receivd by the Company. As part of the security to the trust, the Company issued 1,200,000 shares into an escrow account to be used in case of a default on the debt by the Company. The shares are to serve as the primary security with the amusement machines as secondary security in the event of a default.

           Also, the Company paid 90,000 shares of restricted and unregistered common stock to Capital Growth Planning for the placement of the Lender Trust. Each investor in the Lender Trust, has/will receive 100 shares for each $1,000.00 invested into Lender Trust.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
           -------------------------------

           None; not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS.
           ----------------------------------------------------

           None; not applicable

ITEM 5.    OTHER INFORMATION
           -----------------

           None; not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

           (a)  Exhibits;

                27 - Financial Data Schedule

           (b)  Reports on Form 8-K

                None

                                  Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1939, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ENTERTAINMENT TECHNOLOGIES &
                                          PROGRAMS, INC.


DATE:  AUGUST 13, 1997                   BY:    JAMES D. BUTCHER/S/
       ---------------                          -------------------
                                                James D. Butcher, Chairman & CEO


DATE:  AUGUST 13, 1997                   BY:     V. J. FARMER/S/
       ---------------                           ---------------
                                                 V. J. FARMER, CONTROLLER