Form 10QSB
period 1997-09-30
ENTERTAINMENT TECHNOLOGIES & PROGRAMS INC
filed 1997-11-13
CIK 922257

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB



(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997.
                                    -------------------


( ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


   For the transition period from __________________ to ____________________


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



                               September 30, 1997

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

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         SEPTEMBER 30,    DECEMBER 31,
ASSETS                                                       1997             1996
------                                                    (UNAUDITED)        (NOTE)

CURRENT ASSETS:

CASH                                                    $   281,467.00   $    14,850.00
  ACCOUNTS RECEIVABLE                                       695,908.00       452,772.00
  RETAIL INVENTORIES                                        163,338.00       138,921.00
  OTHER CURRENT ASSETS                                      152,279.00        82,857.00
                                                        --------------   --------------
                                                          1,292,992.00       689.400.00

PROPERTY AND EQUIPMENT                                    4,306,738.00     3,715,051.00
LESS:  ACCUMULATED DEPRECIATION                          (1,955,905.00)   (1,429,312.00)
                                                        --------------   --------------
                                                          2,350,833.00     2,285,739.00

OTHER ASSETS                                                 94,570.00         2,635.00
                                                        --------------   --------------

TOTAL ASSETS                                              3,738,396.00     2,977,774.00
                                                        ==============   ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:

 ACCOUNTS PAYABLE AND ACCRUED EXPENSES                  $   327,453.00   $   679,902.00
 NOTES PAYABLE AND CURRENT PORTION OF LONG-TERM DEBT        747,071.00       632,880.00
 OTHER CURRENT LIABILITIES                                    5,386.00        80,439.00
                                                         -------------   --------------
                                                          1,079,910.00     1,393,221.00
                                                         =============   ==============

LONG-TERM DEBT                                              437,957.00       101,929.00
CONTINGENT LIABILITIES                                      136,416.00                0
                                                         -------------   --------------
                                                         $  574,373.00   $   101,929.00

STOCKHOLDERS' EQUITY
 COMMON STOCK                                                21,990.00        20,508.00
 ADDITIONAL PAID-IN CAPITAL                               2,723,268.00     2,448,268.00
 RETAINED EARNINGS                                         (661,148.00)     (986,152.00)
                                                         -------------   --------------
                                                          2,084,110.00     1,482,624.00

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $3,738,396.00   $ 2,977,774.00
                                                         =============   ==============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE: THE BALANCE SHEET AT DECEMBER 31, 1996 HAS BEEN DERIVED FROM AUDITED FINANCIAL STATEMENTS AT THAT DATE.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)




                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                              1997            1996
                                                          -------------  --------------

Revenues                                                  $1,499,916.00  $1,872,858.00

Cost of Goods Sold                                           657,496.00     926,746.00
                                                          -------------  -------------

Gross Profit                                                 842,420.00     946,112.00

General and Administrative Expenses                          695,103.00     817,250.00

Depreciation                                                 180,080.00     162,165.00

Amortization                                                          0     269,397.00

Interest Expense                                              27,108.00      43,959.00
                                                          -------------  -------------

Profit (Loss) Before Income Taxes                            102,129.00    (346,428.00)

Income Taxes                                                          0              0
                                                          -------------  -------------

Net Profit (Loss)                                            102,129.00   ($346,428.00)
                                                          =============  =============

Net Profit (Loss) Per Share                               $       0.005  $       (0.02)
                                                          =============  =============

Weighted Average Shares Outstanding                          21,990,590     20,287,416
                                                          =============  =============

See Notes to Condensed Consolidated Financial Statements.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)




                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                            1997             1996
                                                        --------------  --------------
Revenues                                                 $4,417,324.00  $5,493,924.00

Cost of Goods Sold                                        2,052,086.00   2,744,569.00
                                                         -------------  -------------

Gross Profit                                              2,365,238.00   2,749,355.00

General and Administrative Expenses                       1,866,453.00   2,197,380.00

Depreciation                                                261,348.00     453,864.00

Amortization                                                         0     584,592.00

Interest Expense                                             67,163.00      99,735.00
                                                         -------------  -------------

Profit (Loss) Before Income Taxes                           170,274.00    (586,216.00)

Income Taxes                                                         0              0
                                                         -------------  -------------

Net Profit (Loss)                                           170,274.00   ($586,216.00)
                                                         =============  =============

Net Profit (Loss) Per Share                              $       0.008  $       (0.03)
                                                         =============  =============

Weighted Average Shares Outstanding                         21,990,590     20,242,991
                                                         =============  =============

See Notes to Condensed Consolidated Financial Statements.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                        NINE MONTHS ENDED SEPTEMBER 30,
                                               1997          1996
                                           -----------   ------------
Cash From Operations                       $431,622.00   ($44,505.00)

Investing Activities
     Purchase of property and equipment     (14,871.00)  (604,956.00)
     Sale of Note Receivable                         0    192,900.00
     Other                                           0     34,405.00
                                            ----------   -----------
                                            (14,871.00)  (377,651.00)

Financing Activities
     Borrowing and repayment of debt        406,627.00    365,333.00
     Issuance of additional common stock             0     44,824.00
                                            ----------   -----------
                                            406,627.00    410,157.00

Increase (Decrease) In Cash                 823,378.00   ($11,999.00)
                                            ==========   ===========


See Notes To Condensed Consolidated Financial Statements

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS,  INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 1997



NOTE 1. - BASIS OF PRESENTATION


          THE ACCOMPANYING UNAUDITED CONDENSED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR INTERIM FINANCIAL INFORMATION AND WITH THE INSTRUCTIONS TO FORM 10Q AND ITEM 10 OF REGULATION S-B. ACCORDINGLY, THEY DO NOT INCLUDE ALL OF THE INFORMATION FOR FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE THREE, SIX AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE YEAR ENDED DECEMBER 31, 1997.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
          ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:
----------------------
Nine Months Ended September 30, 1997 compared to Nine Months Ended September 30,1996.

Revenues for the third quarter of 1997 decreased over the comparable period for 1996. The decrease was partially offset by the acquisition of Redfish Management Incorporated's revenue of $221,262.00.

Net Profit for the first nine months of 1997 increased by $756,490.00 over the first nine months of 1996.

General and administrative expenses decreased by $330,927.00 for the first nine months of 1997, due to conscious attrition.

Depreciation expense decreased $192,516.00 over the comparable period in 1996.

Interest expense is down $32,572.00 for this time period. This drop is due to major debt reconstruction by using a more traditional lending institution, Bayshore National Bank instead of the more costly Celtic Capital Corporation.

As a result of the above, there was a net profit for the third quarter 1997. Profit for the 3rd quarter is up more than the previous quarters of 1997 and considerably more than the same nine months of 1996 as noted above.




LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company achieved traditional short term borrowing from Bayshore National Bank in the amount of $450,000.00 through securing 'accounts receivable'. This relationship for borrowing lowered the cost of short term capital by approximately 60% against the Company factoring relationship with Celtic Capital who were paid off as part of the capitalization from Bayshore National Bank. Also, the Company achieved four of six $100,000.00 tranches through a convertible debt under an agreement from Capital Growth Planning of El Cajon, CA. The Company anticipates closing the remaining two $100,00.00 units this year requiring no additional capital for the balance of the year. The Company is currently exploring various additional opportunities for outside financing although there can be no assurances that these efforts will be successful.

                          PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.
           ------------------
           THE ONLY MATERIAL LEGAL PROCEEDING FILED AGAINST THE COMPANY AT THIS TIME IS THE MAY 17, 1996 SUIT FILED IN THE SUPERIOR COURT OF CALIFORNIA BY THE FORMER OWNER OF ONE OF THE COMPANY'S WHOLLY OWNED SUBSIDIARIES. THE SUIT ALLEGES BREACH OF CONTRACT AND NON-PAYMENT OF AMOUNTS OWED RELATED TO THE ACQUISITION OF THE SUBSIDIARY. IN THE OPINION OF THE COMPANY'S COUNCIL, THE SUIT IS WITH OUT MERIT AND THE COMPANY INTENDS TO DEFEND ITSELF VIGOROUSLY.

ITEM 2.    CHANGES IN SECURITIES.
           ----------------------

           THE COMPANY ACHIEVED A 'LENDERS TRUST' BY SECURING AMUSEMENT GAMING ASSETS TO ACHIEVE A CONVERTIBLE DEBENTURE IN THE AMOUNT OF $600,000.00. AS OF JUNE 30, 1997, FOUR $100,00.00 TRANCHES WERE
           RECEIVED BY THE COMPANY. AS PART OF THE SECURITY TO THE TRUST, THE COMPANY ISSUED 1,200,000 SHARES INTO AN ESCROW ACCOUNT TO BE USED IN CASE OF A DEFAULT ON THE DEBT BY THE COMPANY. THE SHARES ARE TO SERVE AS THE PRIMARY SECURITY WITH THE AMUSEMENT MACHINES AS SECONDARY SECURITY IN THE EVENT OF A DEFAULT.

           ALSO, THE COMPANY PAID 90,000 SHARES OF RESTRICTED AND UNREGISTERED COMMON STOCK TO CAPITAL GROWTH PLANNING FOR THE PLACEMENT OF THE LENDER TRUST. EACH INVESTOR IN THE LENDER TRUST, HAS/WILL RECEIVE 100 SHARES FOR EACH $1,000.00 INVESTED INTO LENDER TRUST.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
           --------------------------------

           NONE; NOT APPLICABLE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS.
            -----------------------------------------------------

          THE COMPANY HELD ITS ANNUAL SHAREHOLDERS' MEETING ON XXXXXX, IN SEABROOK, TEXAS. THE ONLY MATTER VOTED UPON WAS THE ELECTION OF DIRECTORS. ALL NOMINEES SUBMITTED BY MANAGEMENT AS LISTED IN THE COMPANY'S PROXY STATEMENT WERE ELECTED. THE FOLLOWING DIRECTORS WERE ELECTED FOR A TERM OF ONE YEAR:


NAME                          FOR                WITHHELD
----                          ---                --------
JAMES D. BUTCHER           14,239,911                   0
LEONIDA BUTCHER            14,229,911              10,000
WILLIAM GRASBERGER         14,239,911                   0
JEFFREY THORNTON           14,239,911                   0
MARK MADAMBA               14,239,911                   0

TOTAL VOTES CAST                      14,239,911
BROKER NON-VOTES                       1,133,448
ABSTENTIONS                            6,617,231
TOTAL OUTSTANDING SHARES
 AS OF RECORD DATE                    21,990,590

ITEM 5.    OTHER INFORMATION
           -----------------

           NONE; NOT APPLICABLE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

           (A)  EXHIBITS;

                27   FINANCIAL DATA SCHEDULE

           (B)  REPORTS ON FORM 8-K

                NONE


                                   SIGNATURES


          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1939, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                          ENTERTAINMENT TECHNOLOGIES &
                                          PROGRAMS, INC.


DATE:  NOVEMBER 13, 1997                        BY:    JAMES D. BUTCHER/s/
       -----------------                               ----------------------
                                                JAMES D. BUTCHER, CHAIRMAN & CEO



DATE:  NOVEMBER 13, 1997                        BY:     V. J. FARMER/s/
       -----------------                                ---------------
                                                V. J. FARMER, CONTROLLER