Form 10KSB
period 1997-12-31
ENTERTAINMENT TECHNOLOGIES & PROGRAMS INC
filed 1998-04-14
CIK 922257

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D. C. 20549
                                  FORM 10-KSB


(MARK ONE)
[X] Annual report pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act or 1934.

                        Commission File Number 0-23914
                  Entertainment Technologies & Programs, Inc.
                ----------------------------------------------
                (Name of Small Business Issuer in its charter)


         Delaware                                    87-521389
         --------                                    ---------
(State or other jurisdiction of               I. R. S. Employer ID No.
Incorporation or organization)

             16055 Space Center Blvd., Ste. 230 Houston, Tx 77062
              (Address of principal executive office) (Zip Code)

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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [_]

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III for this Form 10-KSB or any amendment to this Form 10-KSB.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 27, 1998 as reported on the NASDAQ Electronic Bulletin Board, was $6,781,970.
Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The issuer's revenues for the year ended December 31, 1997 totaled $5,493,760.

As of March 27, 1998 Registrant had outstanding shares of Common Stock of 21,877,321.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None
       Transitional Small Business Disclosure Format    Yes [_]  No [X]

                 Entertainment Technologies and Programs, Inc.
                         Annual Report on Form 10-KSB
                               December 31, 1997


                               Table of Contents
                                    Part I

Item  1       Business                                                   3
              Overview                                                   3
              The Divisions                                              3
              NiteLife Entertainment                                     3
              Performance Sound and Light                                4
              StarGate, Inc.                                             5
              Redfish Management, Inc.                                   5
              Employees                                                  5
Item  2       Description of Properties                                  5
Item  3       Legal Proceedings                                          6
Item  4       Submission of Matters to a Vote of Security Holders        6

                                    Part II

Item  5       Market for the Common Equity and Related Stockholder
                Matters                                                  6
Item  6       Management's Discussion and Analysis                       6
Item  7       Financial Statements                                       7
              Index to Consolidated Financial Statements
              Report of Independent Certified Public Accountant          F-2
              Consolidated Balance Sheet as of December 31, 1997         F-3
              Consolidated Statements of Operations for the years ended
                December 31, 1997 and 1996                               F-5
              Consolidated Statements of Stockholders' Equity for the
                years ended December 31, 1997 and 1996                   F-6
              Consolidated Statements of Cash Flows for the years ended
                December 31, 1997 and 1996                               F-7
              Notes to Consolidated Financial Statements                 F-8
Item  8       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                      F-8

                                   Part III

Item  9       Directors, Executive Officers, Promoters and Control
                Persons:                                                 8
                Compliance with Section 16(a) of the exchange Act
Item  10      Executive Compensation                                     9
Item  11      Security Ownership of Certain Beneficial Owners and
                Management                                               10
Item  12      Certain Transactions and Relationships                     10
Item  13      Exhibits and Reports on Form 8-K                           11

                                    Part I

Item 1 - Business

Overview

     The Company is a Delaware corporation. Prior to April 1995, it had not engaged in any material operations since approximately 1988. In April 1995, the Company entered into a reorganization transaction with the shareholders of NiteLife, Inc. Consequently, the assets and the business of NiteLife became the Company.

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

     The Company's business is currently operated through four (4) divisions ("Divisions"): NiteLife Entertainment (club development and management division), Performance Sound and Light (equipment retail division), Stargate, Inc. (gaming and arcade division), and Red Fish Management (restaurant management division).

     The Company is engaged, through its four divisions, in:

     1. The operation of entertainment facilities located on U. S. military bases throughout the world. The designing, planning, promotion, and production of live performances and entertainment booking in both the military and the civilian markets.

     2. The design and the retail sale of sound and lighting equipment through mail order catalogs targeting the military market through NAF purchase agreements and both the military and civilian consumer markets.

     3. The installation and operation of Amusement equipment in the military and civilian markets. The designing and construction of entertainment facilities and restaurants.

     4. The operation of restaurants and entertainment facilities in the civilian markets.

THE DIVISIONS

NiteLife Entertainment

Overview

     NiteLife Entertainment is engaged in the installation and operation of nightclub facilities on U. S. military bases located in the United States, Europe and Asia. At present, NiteLife Entertainment operates a total of 102 entertainment systems. Nightclubs have historically been established on military bases by military leaders in an attempt to: 1) retain service men and women on base, thereby avoiding potential problems arising out of interaction between servicemen and civilians, and 2) boost morale by providing U. S. style entertainment in foreign countries where none otherwise exists.

     In order to meet the needs of this market NiteLife provides a wide variety of entertainment programs and services to base clubs. NiteLife typically installs audio and video equipment, including a custom built disc jockey booth, state of the art industrial video tape players and turntables, top of the line mixing consoles and several 26" television monitors in each club. NiteLife provides maintenance of all the equipment installed in a club and supplies all of the compact discs and music video tapes for use within its clubs. NiteLife also designs and produces all club promotions for club managers. Additionally, NiteLife pays, (on an independent contractor basis) trains, and oversees all disc jockey talent operations within its clubs.

     The comprehensive package of entertainment equipment and services is provided by NiteLife to military customers at no cost, pursuant to a one year renewable contract between the Company and the Air Force Non-

Appropriated Fund Purchasing Office (AFNAFPO). Each contract provides for a minimum number of hours of disc jockey services at a specified hourly rate. These minimum hours are established so that NiteLife recovers its investment within eight months of operation.

     Vision Quest Productions DBA of Nitelife is engaged in the booking, promotion and production of live local and nationally recognized concert acts on military bases around the world. In 1993 the company was selected by the Pacific Air Force to produce a program entitled "Stateside Sounds" which brought top 40 bands within the Asian theater for a tour of U. S. military bases. "Sounds of NiteLife" is a program, which has been produced by the Company since 1993 and brings rock, top 40 and country acts on military bases located throughout the United States and Japan.

The Future of NiteLife Entertainment

     It has been the experience of the Company's management that, with the continued loss of military budget funding, military clubs must become self-sufficient or they will be closed. With the Company's turnkey club installation and operation program, an existing military nightclub can be renovated with no capital outlay by the military customer. The Company's management believes that the continued loss of defense funding provides a basis for growth of the NiteLife division through new installations both in the near and distant future to military bases located in the Southeast and Central areas of the United States.

Risks of the Industry

     The downsizing of military, which began in the 1990's, will reduce the total number of military installations that remain open.

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

The Future of Performance Sound & Light

     Plans are developed for PS&L to produce two mail order catalogs, each targeting a specific market niche. The first catalog offers sound and lighting equipment to the military market. The Company's management perceives an opportunity exists to provide business and institutional purchases turnkey sound and lighting systems in an easy to read mail order catalog.

     The second catalog will target the general consumer. This catalog will contain professional sound and lighting equipment. Although there are many companies offering this type of catalog, the Company believes that, as a result of the Company's presence on military bases, it possess a unique access to the military consumer market.

Specific Risks of PS&L's Industry

     A substantial investment in the design, production and mailing costs of a catalog must be made prior to any sales being realized. Consequently, there can be no assurances that the catalogs will generate sufficient sales in order for the Company to recover its investment.

StarGate Entertainment, Inc.

     Stargate Entertainment Inc. ("StarGate") formerly Just Games, Inc. is a coin-operated amusement game operator specializing in large arcade and military accounts. The company is presently undergoing a major restructuring to position itself in the Family Entertainment Center (FEC) industry. This move was due impart, to the recent decline in game revenues affecting route operators in the industry. Qualifying factors for an FEC making this a natural progression for the company and will also enable Stargate to take full advantage of the growth potential of entertainment centers.

     Stargate acquired its first civilian FEC; Hero's Family Fun Center located in Pasadena, Texas. Hero's occupies a 16,000 square foot stand alone building on over 14 acres of land. The center offers entertainment for the family unit and includes indoor batting cages, laser tag, large inflatable games, redemption center, high-end video games, restaurant, and party rooms.

     Future plans for Stargate include building and operating four additional entertainment centers around the Houston area. Each center may operate different attractions to fit their specific demographic population; however, all will feature video games and laser tag attractions.

Specific Risks of the Industry

     A substantial investment in the build out, attractions, and amusement games is required to open an entertainment center. Proposed sites must be studied extensively by identifying the surrounding demographics, competition, and capitalization requirements versus projected revenues. A reasonable amount of time is required to carefully study these factors in order to prevent over/under capitalizing a center.

Redfish Management, Inc.

Overview

     Redfish Management, Inc. is the restaurant management division which currently owns and operates the "RedFish Island Bar & Grill located in Seabrook, Texas. This restaurant is a free- standing building located on the only channel leading into the Galveston Bay from the Clear Lake area. During the summer months, Redfish will showcase a variety of bands from the local area.

     Redfish Management recently acquired its second venture; Chacho's Mexican Restaurants with a location in El Lago, and Houston, Texas. Chacho's features "Tex-Mex" style Mexican dishes prepared from scratch daily. Both restaurants also feature a bar for those who just want to try their famous margaritas.


Employees

     As of December 31, 1997 the Company had approximately 40 employees, of which 29 are full time and 12 are employed part time. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

Item 2 - Description of Properties

     The Company leases office space for its corporate headquarters at 16055 Space Center Blvd., Suite #230 Houston, Texas 77062. The lease expires on March 31, 2001.

     Performance Sound & Light's lease office space for its operations at 1020 Hurcules Ave. Houston, Texas 77058.

     The Stargate division leases office space at 2602 Transportation Ave. #B National City, California 91950 for its west-coast operations.

     NiteLife leases a mini warehouse from Coastal Storage in Seabrook, Texas 77586

Item 3 - Legal Proceedings

     On May 17, 1996, suit was filed in the Superior Court of California against the Company, certain officers and former employees of the Company by the former owner of one of the Company's wholly owned subsidiaries. The suit alleges breach of contract and nonpayment of amounts owed related to the acquisition of the subsidiary. In the opinion of the Company's counsel, the suit is without merit and the Company intends to defend itself vigorously.

Item 4 - Submission of Matters to a Vote of Security Holders

None

                                   Part III

Item 5 - Market for Common Equity and Related Stockholder Matters

     The Company's common stock is traded over the counter on the NASDAQ OTC Electronic Bulletin Board under the symbol ETPI.


Quarter Ended        High    Low
-------------        ----    ---
December 31, 1997     .97    .19

As of December 31, 1997 there were approximately 246 holders of the Company's common stock.

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

Item 6 - Management's Discussion and Analysis

Results of Operations

Year Ended December 31, 1997 compared to year ended December 31, 1996

     Revenues for the year ended December 31, 1997 decreased $1,255,841 or 18.6% to $5,493,760 from $6,749,601 for the year ended December 31, 1996. This decrease was due to the statistical move from route operations to based operations within the amusement division, Stargate.

     Gross profit for the year ended December 31, 1997 increased $405,413 or 11.95% to $2,985,777 from $3,391,190 for the year ended December 31, 1996. This decrease was due partially due to the Stargate restructuring.

     General and administrative expenses for the year ended December 31, 1997 decreased $594,644 or 19.61% to $2,437,573 from $3,032,217 for the year ended
December 31, 1996. This decrease is generally attributable to cost reductions in the second half of the year.

     Depreciation expense for the year ended December 31, 1997 decreased $67,452 or 10.87% to $553,325 from $620,777 for the year ended December 31, 1996. This decrease reflects lower purchases of property and equipment and the disposal of assets in 1996 and 1997.

     The loss on disposal of assets of $56,306 was primarily the result of the Company's amusement game subsidiary. The loss was the result of the Company selling excess inventory of amusement games.

     Interest expense increased $36,844 or 27.49% to $170,887 for the year ended December 31, 1997 from $134,043 for the year ended December 31, 1996. This increase in interest expense is due to increased short term borrowings with associated higher interest rates.


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

     Gross profit for the year ended December 31, 1996 decreased $247,000 or 7% to $3,391,000 from $3,638,000 for the year ended December 31, 1995. This decrease was due partially to an increase in design and construction contracts with lower profit margins and lower club revenues partially offset by an increase in concert bookings and retail sales.

     General and administrative expenses for the year ended December 31, 1996 decreased $85,000 or 3% to $3,032,000 from $3,117,000 for the year ended December 31, 1995. This decrease is generally attributable to cost reductions in the second half of the year.

     Depreciation expense for the year ended December 31, 1996 increased $515,000 or 61% to $621,000 from $385,000 for the year ended December 31, 1995.
This increase reflects higher purchases of property and equipment.

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

     The loss on disposal of assets of $323,000 was primarily the result of the Company's amusement game subsidiary's loss of two manor contracts in its northern California market. As a result, the Company sold its excess inventory of amusement games resulting in a loss of $278,000.

     Interest expense increased $30,000 or 29% to $134,000 for the year ended December 31, 1996 from $104,000 for the year ended December 31, 1995. This increase in interest expense is due to increased short term borrowings with associated higher interest rates.

Liquidity and Capital Resources

     The Company at December 31, 1997 had a working capital deficit of $407,471 compared to a deficit of $704,000 at December 31, 1996. This decrease is primarily due to the improvement in operations. The implementation of cost reductions in the third quarter of 1996 including payroll reductions, and discontinuing the use of outside contractors for club installations were the major contributors in this reduction. The company believes that internally generated cash is sufficient to fund the current level of operations. However, additional capital requirements needed for planned growth and to reduce short term debt will require the Company to seek additional outside financing. There can be no assurance; however, the Company will be able to obtain such financing.

     The Company at December 31, 1996 had a working capital deficit of $704,000 compared to a deficit of $9,000 at December 31, 1995. This increase was primarily due to increases in short term borrowings and accounts payable and accrued expenses and a decrease in other current assets. During the third quarter of 1996, the Company initiated major cost reduction programs including payroll reductions.

Item 7 - Financial Statements

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                               AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                            PAGE
                                                            ----

Report of Independent Certified Public Accountant            F-2
Consolidated Balance Sheet as of December 31, 1997           F-3
Consolidated Statements of Operations for the Years
  Ended December 31, 1996 and 1997                           F-5
Consolidated Statements of Stockholder's Equity for
  the Years Ended December 31, 1996 and 1997                 F-6
Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1996 and 1997                           F-7
Notes to Consolidated Financial Statements                   F-8

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



                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


     To the Board of Directors and Stockholders of Entertainment Technologies & Programs, Inc. and subsidiaries, Houston, Texas


     We have audited the accompanying consolidated balance sheet of Entertainment Technologies & Programs, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the periods ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entertainment Technologies & Programs, Inc. as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the two years in the periods ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.



     Brian S. Nathanson, CPA
     March 25, 1998

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1997 AND 1996

                                     ASSETS
                                     ------

CURRENT ASSETS:                                              1997          1996
                                                         ------------  ------------
     Cash                                                $   120,740   $    14,850
     Accounts receivables, net of allowance of $4,985
             in 1997and $14,986 in 1996                      411,926       452,772
     Contract receivable - current portion                        --         3,500
     Retail inventory                                        147,122       138,921
     Prepaid expenses                                         41,054         9,640
     Other current assets                                      8,500        69,717
                                                         -----------   -----------
           Total Current Assets                              729,342       689,400
                                                         -----------   -----------

PROPERTY AND EQUIPMENT
     Amusement games                                       1,269,716     1,169,716
     Furniture and fixtures                                  111,425       103,089
     Club equipment                                        2,628,348     2,326,599
     Vehicles                                                111,701       111,701
     Leasehold improvement                                    23,862         3,946
     Less: accumulated depreciation                       (1,958,654)   (1,429,312)
                                                         -----------   -----------
     Net Property and Equipment                            2,186,398     2,285,739
                                                         -----------   -----------

OTHER ASSETS                                                  66,622         2,635
                                                         -----------   -----------
     TOTAL ASSETS                                        $ 2,982,362   $ 2,977,774
                                                         ===========   ===========



            See Accompanying Notes and Independent Auditor's Report

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1997 AND 1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                  LIABILITIES
                                  -----------

CURRENT LIABILITIES:                                         1997        1996
                                                          ----------  ----------
     Accounts payable and accrued expenses                $  378,253  $  679,902
     Notes payable & current portion of long-term debt       746,790     632,880
     Other                                                    11,770      80,439
                                                          ----------  ----------
     Total Current Liabilities                             1,136,813   1,393,221
                                                          ----------  ----------

LONG TERM LIABILITIES:
     Notes payable - non-current                             612,994     101,929
                                                          ----------  ----------
     Total Long Term Liabilities                             612,994     101,929
                                                          ----------  ----------
         Total Liabilities                                 1,749,807   1,495,150
                                                          ----------  ----------

                              STOCKHOLDERS' EQUITY
                              --------------------

STOCKHOLDERS' EQUITY:
      Common stock, $.001 par value, 50 million shares
          authorized, 21,877,321 shares outstanding                 21,878            20,508
      Additional paid-capital                                    2,448,268         2,448,268
      Retained earnings                                         (1,237,591)         (986,152)
                                                              ------------        ----------
     Total Stockholders' Equity                                  1,232,555         1,482,624
                                                              ------------        ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  2,982,362        $2,977,774
                                                              ============        ==========



            See Accompanying Notes and Independent Auditor's Report

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                  YEAR  ENDED  DECEMBER  31,
                                       -------------------------------------------------
                                               1997                     1996
                                       --------------------  ---------------------------
REVENUES:
     Entertainment services                     $4,599,196                 $  6,248,224
     Retail                                        894,564                      501,377
                                                ----------                 ------------
     TOTAL REVENUES                              5,493,760                    6,749,601

COST OF GOODS SOLD
     Entertainment services                      1,983,950                    2,782,453
     Retail                                        524,033                      575,958
                                                ----------                 ------------
     TOTAL COST OF GOODS SOLD                    2,507,983                    3,358,411
                                                ----------                 ------------

GROSS PROFIT                                     2,985,777                    3,391,190

GENERAL AND ADMINISTRATIVE EXPENSES              2,437,573                    3,032,217

DEPRECIATION                                       553,325                      620,777

AMORTIZATION                                        19,125                      632,985

LOSS ON DISPOSAL OF ASSETS                          56,306                      322,978

INTEREST EXPENSE                                   170,887                      134,043
                                                ----------                 ------------

(LOSS) BEFORE TAXES                               (251,439)                  (1,351,810)

PROVISION FOR INCOME TAXES                               0                      (75,028)
                                                ----------                 ------------

NET (LOSS)                                      $ (251,439)                $ (1,276,782)
                                                ==========                 ============

NET (LOSS) PER SHARE                            $      (01)                $        (06)
                                                ==========                 ============




            See Accompanying Notes and Independent Auditor's Report

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          YEAR ENDED DECEMBER 31,
                                                                        ---------------------------
                                                                            1997          1996
                                                                        ----------    -------------
Cash Flows From Operating Activities:
     Net income/(loss)                                                    $(251,439)   $(1,276,782)
     Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation                                                        553,325        620,777
        Amortization                                                         19,125        632,985
        Provision for doubtful accounts                                     (10,001)

        Disposal of property and equipment                                   56,306        322,978
        Discount on note receivable                                               0         92,900
        Non-cash expenses                                                         0         72,922
        Deferred Income taxes                                                     0        (75,028)

Changes in operating assets and liabilities, net
        of acquisitions:
        Accounts receivable                                                 (45,653)         2,994
        Retail inventory                                                     (8,201)        (5,238)
        Other assets                                                         24,561       (404,912)
        Accounts payable                                                   (187,739)        93,110
        Other current liabilities                                           (68,669)        65,089
                                                                        -----------    -----------
     Net cash provided by (used in) operating activities                     81,615        141,795
                                                                        -----------    -----------

Cash Flows From Investing Activities:
        Purchases of property, plant and equipment                         (410,290)      (670,651)
        Notes Rec. Harpers                                                        0        100,000
        Other                                                                     0         21,461
                                                                        -----------    -----------
     Net cash used in investing activities                                 (410,290)      (549,190)
                                                                        -----------    -----------

Cash Flows From Financing Activities:
        Proceeds from issuance of debt (net)                                523,500        722,607
        Payment of debt                                                     (88,935)      (362,639)
                                                                        -----------    -----------
     Net cash provided by financing activities                              434,565        359,968
                                                                        -----------    -----------

        Increase (Decrease) in cash                                         105,890        (47,427)
        Cash at beginning of period                                          14,850         62,277
                                                                        -----------    -----------
     Cash at end of period                                              $   120,740    $    14,850
                                                                        ===========    ===========

Supplemental disclosure of cash paid for
        Interest                                                        $   170,887    $   134,043
        Income taxes                                                              0              0

Non-cash investing and financing activities:
        Net stock grants                                                                    44,824
        Coffman investment                                                                  28,098
        Exchange of A/R for games                                           100,000

            See Accompanying Notes and Independent Auditor's Report

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                COMMON STOCK                        ADD'L
                                    #                ASSIGNED      PAID IN         RETAINED       UNEARNED
                                  SHARES               VALUE       CAPITAL         EARNINGS         COMP.          NET
                                ------------        ---------      -------         --------       --------         ---
Balances December 31, 1995      20,230,590          $20,231        $2,470,991    $   290,630     $  (67,269)  $  2,714,582

Net (Loss) for year 1996                                                          (1,276,782)                   (1,276,782)

Unearned Comp.                     (30,000)             (30)          (79,109)             0         67,269        (11,870)

Stock issued                       307,231              307            56,387              0              0         56,694
                                ----------          -------        ----------    -----------       --------     ----------
Balances December 31, 1996      20,507,821           20,508         2,448,268       (986,152)             0      1,482,624

Net (Loss) for year 1997                                                            (251,439)                     (251,439)

Stock issued                     1,369,500            1,370                                                          1,370
                                ----------          -------        ----------    -----------       --------     ----------
Balances December 31, 1997      21,877,321          $21,878        $2,448,268    $(1,237,591)             0     $1,232,555
                                ==========          =======        ==========    ===========       ========     ==========



            See Accompanying Notes and Independent Auditor's Report

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

NOTE 1 - ORGANIZATION

     Entertainment Technologies & Programs, Inc. (ETPI) ("The Company") (a Delaware Corporation), through its wholly-owned subsidiaries NiteLife, Inc., (a California Corporation) acquired effective April 14, 1995, and NiteLife Military Entertainment, Inc. (a Texas Corporation) formed January 15, 1997 provide audio and video entertainment at U.S. military bases located domestically and abroad, and provides facilities design and installation services to night clubs and restaurants; and through its wholly-owned subsidiaries Just Games, Inc., (a California Corporation) acquired effective June 1, 1994, and Stargate Entertainment, Inc. (a Texas Corporation) formed January 27, 1997, installs and operates amusement game machines and entertainment centers; and through its wholly owned subsidiary Performance Sound & Light, Inc. (a Texas Corporation) formed January 27, 1997, sells sound and lighting equipment; and through its wholly owned subsidiary Redfish Management, Inc. (a Texas Corporation), formed January 9, 1997, manages restaurants.

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

     In January 1997, the Company formed the following wholly owned subsidiaries as Texas corporations:

          NITELIFE MILITARY ENTERTAINMENT, INC., dba VISION QUEST PROMOTIONS PERFORMANCE SOUND & LIGHT, INC.
          REDFISH MANAGEMENT, INC., dba REDFISH ISLAND
          STARGATE ENTERTAINMENT, INC., dba DYNAMIC IMAGE DESIGNS

     It is the company's intent to dissolve the California Corporation subsidiaries of NiteLife, Inc. and Just Games, Inc. The Texas corporations formed, previously operated as divisions of the subsidiary companies.

     NiteLife Military Entertainment, Inc. assumed the operations of NiteLife, Inc. Stargate Entertainment, Inc. assumed the operations of Just Games, Inc. Performance Sound & Light, Inc. sells sound and lighting equipment. Redfish Management, Inc. manages a Redfish Island restaurant since March 1997.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

     The accompanying consolidated financial statements include the accounts of Entertaiment Technologies & Programs, Inc. (the parent company) , (a Delaware Corporation), NiteLife, Inc. (a California Corporation), NiteLife Military Entertainment, Inc. (a Texas Corporation), Performance Sound & Light, Inc. (a Texas Corporation), Stargate Entertainment, Inc. (a Texas Corporation), and Redfish Management, Inc. (a Texas Corporation). All intercompany balances and transactions have been eliminated in consolidation.

     2,000,000 outstanding shares plus 18,000,000 issued shares of Westcott Financial Corporation were exchanged for 20,000,000 issued shares of NiteLife, Inc. resulting in 20,000,000 outstanding shares of the Company's $0.001 par value common stock following the reverse merger. (Note 1)

Fiscal Year
-----------

     The Company's fiscal year ends on December 31st of each year. Beginning in 1998, the Company's fiscal year will end on September 30 of each year.

Revenue Recognition
-------------------

     The Company recognizes revenue as services are provided.

Inventories
-----------

     Inventories consist primarily of items available for catalog sales and for intercompany equipment sales, and are valued at the lower of cost or market.

Property and Equipment
----------------------

     Property and equipment are stated at cost. The cost of major renewals and betterments are capitalized; repairs and maintenance costs are expensed when incurred. Depreciation is computed using the straight-line method over the following estimated useful lives:

          Description            Estimated Life
          -----------            --------------

          Amusement games            3-5 years
          Furniture and fixtures     5-8 years
          Club equipment             5-8 years
          Leasehold improvements      15 years
          Autos and trucks             5 years

     For tax purposes, a combination of accelerated depreciation methods (MACRS) and straight line methods are used.

Cash and Cash Equivalents
-------------------------

     Cash represents cash in demand deposit accounts and cash on hand. The Company had no cash equivalents at year end.

Accounts Receivable
-------------------

     Accounts receivable consist primarily of amounts due from U.S. military bases for entertainment services provided.

     Accounts receivable are stated net of allowances for uncollectibles ($4,985 at December 31, 1997, $14,986 at December 31, 1996) which is charged to operations based on an evaluation of potential losses.

Income Taxes
------------

     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes". Deferred taxes arise primarily from depreciation and the recognition of revenues and expenses in different periods for income tax and financial reporting purposes.

Net Earnings Per Share of Common Stock
--------------------------------------

     Primary net earnings per share has been computed by dividing net earnings by the weighted average number of common stock equivalents outstanding during the period. Fully diluted earnings per share are not presented, as there are no outstanding options. The weighted average shares outstanding used in the calculation was 21,192,571 in 1997 and 20,309,561 in 1996.

Fair Value of Financial Instruments
-----------------------------------

     The fair value of the company's debt approximates a nominal amount due to the relatively short maturities.

Basis of Accounting
-------------------

     The consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles
     (GAAP). GAAP requires the use of some estimates, namely in the area of bad debt allowances, useful lives of depreciable assets, and valuation allowance for deferred tax assets based on future taxable income. Actual results could be different than the estimates used in these financial statements.

NOTE 3 - CONCENTRATION OF CREDIT RISK & SIGNIFICANT CUSTOMERS

     The Company's major customer is the United States Military. Though the majority (66%) of the Company's revenues are derived from services provided to military installations, the decision to contract with the Company rests with the individual bases. During 1997 and 1996, no one military base accounted for more than 10% of consolidated revenues. The Company has not been adversely affected by the military downsizing. In the case of further military downsizing, the effect on sales and operations is unknown.

NOTE 4 - SALE OF HARPERS MUSIC STORE

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

NOTE 5 - DISCOUNT ON NOTE RECEIVABLE

     On June 21,1996, the Company discounted the note receivable (NOTE 4) of $192,900 it had received in connection with the sale of its retail music operations to $100,000 and sold back to its makers, including a former director of the Company. The discounted price was equal to a third party offer. The discount was amortized fully in 1996.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

     Long-term debt consists of the following:

                                                             YEAR ENDED DECEMBER 31
                                                            ------------------------
                                                               1997           1996
                                                            ---------       --------
Installment notes (2) with monthly payments
totaling $569 in 1997 and in 1996, with interest
rates from 5.9% to 15.9% secured by
vehicles.                                                       27,124        13,733

Notes payable (3) to equipment leasing company,
due in monthly installments totaling $5,773, with
maturity dates of February 1999.  The interest
rates are 15.68% secured by specified amusement
machines                                                        69,286        50,267

Notes payable (2) to equipment leasing company,
secured by specified amusement machines. Paid
in full in 1996.                                                     0       116,853

600 Trust Units of $1,000/unit totaling $600,000
at 14% annual interest paid monthly, with principal
balance due in 24 months.  Unit holders have rights
to convert every $1 invested into the trust into shares
of restricted common stock of the company at a price
of $1/share.                                                   600,000             0
                                                             ---------   -----------

   TOTAL LONG TERM DEBT                                        696,410       180,853
                                                             ---------   -----------
   LESS CURRENT PORTION                                        (83,416)      (78,924)
                                                             ---------   -----------
   TOTAL                                                     $ 612,994     $ 101,929
                                                             =========   ===========

Aggregate maturities of the Company's long-term debt during the next five years are as follows:

              1998           $ 83,416
              1999            612,994
              2000                  0
              2001                  0
              2002                  0

NOTE 7 - SHORT TERM DEBT

     The company had short term borrowings (due within one year) of $381,048 in 1997 and $291,266 in 1996 from a finance company and a bank. This borrowing is secured by the proceeds of the Company's entertainment contracts. Payments under the contract are received directly by the finance company or bank. In addition three other notes totaling $207,326 in 1997, and $186,680 in 1996 and a bank line of credit of $75,000 exist at Dec. 31, 1997 and 1996.

     Total short term debt is as follows:


                                                1997       1996
                                               --------   --------
        Short term debt                        $663,374   $552,956
        Current portion long term debt           83,416     78,924
                                               --------   --------
        Total debt due within current year     $746,790   $632,880
                                               ========   ========

NOTE 8 - ACQUISITIONS

     Subsequent to the balance sheet date, in March 1998, the Company's wholly owned subsidiary, Stargate Entertainment, Inc. acquired Hero's Family Fun Entertainment, Inc. (a Texas Corporation), and will be accounted for as a pooling of interests. 1,750,000 shares of unregistered and restricted ETPI stock were exchanged for all assets and liabilities of the acquired company. Hero's is a family entertainment center located in Pasadena, Texas.

     In late March 1998, subsequent to the balance sheet date, the Company's wholly owned subsidiary, Redfish Management, Inc. acquired Chacho's, Inc. (a Texas Corporation), and will be accounted for as a pooling of interests. 1,100,000 shares of unregistered and restricted ETPI stock were exchanged for all assets and liabilities (not to exceed $50,000) of the acquired company. Chacho's Inc. owns and operates two restaurants in Seabrook, Texas and Houston, Texas.

NOTE 9 - INCOME TAXES

     The Company has the following tax carry forwards to 1997. They expire in the years 2009-2011.
                                               Federal      California

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

     The Company is currently on extension for their 1997 consolidated tax return. The various carryforwards to 1998 have not been computed.

NOTE 10 - DEFERRED INSTALLATION COSTS

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

NOTE 11 - DEFERRED STOCK PROMOTION COSTS

     Subsequent to the acquisition of NiteLife, Inc. (Note 1) the Company produced an informational video and incurred other costs related to the promotion of the Company's new identity and operating divisions. This cost was deferred at December 31, 1995 and fully amortized during 1996.

NOTE 12 - UNEARNED COMPENSATION

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

NOTE 13 - ISSUANCE OF COMMON STOCK

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

     Also in September, 1996, the Company granted 180,000 share of its unregistered and restricted common stock to a financial public relations firm as payment for twelve months consulting agreement. Additionally, the Company granted 17,231 shares of its unregistered and restricted common stock as payment for a financial research report on the Company.

     In June, 1997, the Company granted 90,000 shares of its unregistered and restricted common stock as part of the trust units transaction to the Company setting up the Lenders Trust. In addition, the Company granted 1, 200,000 shares of its unregistered and restricted common stock to the Lenders Trust as security for the loan. In addition each investor received 100 shares of its unregistered and restricted common stock per every $1,000 invested, totaling 60,000 shares. The Company also granted 19,500 shares of the Company's unregistered and restricted common stock to several employees.

NOTE 14 - LEGAL PROCEEDINGS

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

NOTE 15 - BUSINESS SEGMENTS

     During 1997 the Company operated primarily in four business segments; providing audio and video entertainment at U.S. military bases, selling retail, operating amusement game machines, and managing a restaurant. During 1997 and 1996 all intersegment activities have been eliminated in consolidation.

Information regarding the business segments for 1997 and 1996 is presented below:

                               YEAR ENDED DECEMBER 31
                               ----------------------
                                   1997       1996
                                  -------   --------
Revenue (000's)
 Military entertainment            $3,499   $ 4,530
 Retail                               613       501
 Amusement games                    1,101     1,719
 Restaurant Management                281       ---
                                   ------   -------
 Total revenue                     $5,494   $ 6,750
                                   ======   =======

Operating Profit (000's)
 Military entertainment            $  528   $    84
 Retail                                 6         4
 Amusement games                     (133)     (429)
 Restaurant Management                (11)
 Other                               (470)     (877)
                                   ------   -------
 Total operating profit               (80)   (1,218)

Interest, other expense, (net)       (171)     (134)
                                   ------   -------
Loss before taxes                  $ (251)  $(1,352)
                                   ------   -------

Identifiable Assets (000's)
 Military entertainment            $1,734   $ 1,944
 Retail                               196       188
 Amusement games                    1,010       851
 Restaurant Management                 42
 Other                                           (5)
                                   ------   -------
 Total identifiable assets         $2,982   $ 2,978
                                   ======   =======


                                      Depreciation
                                          and         Capital
                                      Amortization  Expenditures
                                       (In Thousands of Dollars)

                                       YEAR ENDED DECEMBER 31
                                   -----------------------------
                                     1997     1996   1997   1996
                                   ------   ------  -----  -----
 Military entertainment               366      787    301    305
 Retail                                 8        8     --      6
 Amusement games                      140      356    100    352
 Restaurant Management                  2      ---    ---    ---
 Other                                 56      103      9      8
                                   ------   ------  -----  -----
                                   $  572   $1,254  $ 410  $ 671
                                   ======   ======  =====  =====

     The Company's audited Financial Statements for the years ended December 31, 1996 and 1997 are presented immediately following on pages F-1 to F-16

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         None

                                   Part III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth-certain information concerning the Company's executive officers and directors:

Name                         Age   Position
----                         ---   --------
James Douglas Butcher        38    Chairman of the Board and CEO
Leonida Butcher              43    Co-Treasurer and Director
William M. Grasberger        43    Vice President and Director
Mark Madamba                 35    Director
Jeffery Thorton              40    Director

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

     William Michael Grasberger, President, NiteLife Entertainment has been with NiteLife since 1983. Prior to joining the Company, Mr. Grasgerger has a Bachelor of Arts degree from California State University of Pennsylvania where he won the Distinguished Service Award for his work in radio and television, student government and academics. Mr. Grasberger was the founder of Video Link, which distributes music videos to clubs and restaurants and most importantly, provides the company with its music videos. The Video Link television show, developed by Mr. Grasberger in 1986, is still being seen around the world on the Armed Forces Television Network.

     Mark Madamba, President, Just Games, Inc. since May 1994. After graduating from high school in 1980, Mr. Madamba entered the Technical Vocational Institute of New Mexico. At age 19 he successfully completed and received a two-year diploma in digital electronics. Mr. Madamba then moved to Kadena Air Base, Japan where he began working as an electronic technician in the Air Force slot machine program. In 1986, he designed and produced an electronic circuit board to eliminate a computer design error in the base's slot machines. The new circuit was used throughout the Air Force and was eventually sold to the manufacturer as well. Mr. Madamba subsequently was recognized as the top electronic troubleshooter in the Air Force slot machine program and was transferred to the Headquarters Air Force Morale, Welfare and Recreation Department in San Antonio, Texas. There he served as a Technical Advisor and Program Manager for the thirty million dollar a year Air Force slot machine program encompassing over 35 bases worldwide. Using computer aided design programs; Mr. Madamba designed eleven new games that were installed as a modification to existing machines. He also developed all game and machine specifications for the Air Force's first video poker and stepper motor driven slot machine. In 1990, Headquarters Pacific Air Forces employed Mr. Madamba to provide technical and management oversight to ten bases in the Pacific Rim. Based at Osan Air Base, South Korea he directly responsible for the slot program at Osan Air Base.

     Jeffery Thorton, President, Vision Quest Productions. Mr. Thornton is an honors graduate of the University of Northern Colorado, with a degree in Recreation Administration and a minor in Business. Mr. Thorton began his professional career as the first Parks and Recreation Director for a Southwest Native American Indian Tribe, the Pascua Yaqui Tibe in Tucson, Arizona. Subsequently, Mr. Thorton was hired as the Recreation coordinator for the Air Force Logistics Command at Wright Patterson Air Force Base, Dayton, Ohio. His supervision of recreation and sports activities extended to six bases throughout the United States. Following that, Mr. Thornton became the Recreation Director for the Naval Training Center in San Diego, which included eleven facilities and over 500 personnel. After five years with NTC, Mr. Thornton became the Moral, Recreation and Club Director for the Submarine Base San Diego, and was in charge of all operations on the base. In addition to his other duties, Mr. Thornton wrote the "NiteLife Handbook of Club Programs and Fun", a detailed event planning guide, published and distributed by the Company, and used extensively by military clubs worldwide.

     James D. Butcher and Leonida Butcher, both directors of the Company, are husband and wife. Other than Mr. and Mrs. Butcher, there are no family relationships between any director and executive officers of the Company, either by blood or by marriage.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file various reports with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. concerning their holdings of, and transactions in, securities of the Company. Copies of these fillings must be furnished to the Company.

Item 10 - Executive Compensation

The following table sets forth information concerning compensation of the chief executive officer and all other executive officers of the Company whose salary and bonus exceeded $100,000 for services rendered to the Company for the fiscal year ended December 31, 1997.

                        Summary Compensation Table (1)

                                    Annual Compensation
                            -------------------------------------
Name and                                             Other Annual
Principal Position           Year   Salary    Bonus  Compensation
------------------          ------  -------   ------ ------------
James D. Butcher              1997  156,000      (1)        (2)
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

Compensation of Directors

     The Company's Board of Directors is comprised entirely of employees of the Company, and receives no additional compensation in connection with attending Board Meetings. The Company intends to actively pursue and attract capable and notable independent outside directors. Consequently, the Company currently explores the issue of director compensation.

Item 11 - Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 10, 1998 for (a) each person known by the Company to own beneficially more than 5% of the Common Stock, (b) each director, (c) each executive officer identified in the compensation table above, and (d) officers and directors of the Company as a group.

Name of Beneficial              Number of Shares   Percentage
Owner                          Beneficially Owned     Owned
------------------             ------------------  ----------
James D. Butcher &                   10,375,164       51.88%
Leonida Butcher
480 Kirby Rd.
Seabrook, TX 77586

Michael W. Grasberger                 2,600,960          13%
1201 Enterprise Ave. #423
League City, TX 77573

Mark Madamba                             70,820        0.35%

Jeffrey Thornton                         44,078        0.22%

All Officers and
Directors as a group (5)             13,091,022       65.46%


Item 12 - Certain Relationships and Related Transactions

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

     The Company has no parents; it is the parent of NiteLife Entertainment, Inc., Stargate, Inc. and their affiliated companies, Redfish Management, Inc. and Performance Sound & Light, Inc.

     There have been no material transactions, to which the Company or any of its subsidiaries was or is to be party, in which the amount involved exceeds $60,000 and in which any promoter of founder or any member of the immediate family of the foregoing persons, had a material interest.

Item 13 - Exhibits and Reports on Form 8-K

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

                                   Entertainment Technologies and Programs, Inc.

                                   /s/  James D. Butcher
                                   -------------------------------------
                                   By: James D. Butcher, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Capacity                      Date
---------                        --------                      ----

/s/ James D. Butcher      President, Chief Executive        March 31, 1998
-----------------------   Officer and Director (principal
James D. Butcher          Executive officer)


/s/ Leonida Butcher       Co-Treasurer and Director         March 31, 1998
-----------------------
Leonida Butcher

/s/ Mark Madamba          Director                          March 31, 1998
-----------------------
Mark Madamba

/s/ Jeffrey Thorton       Director                          March 31, 1998
-----------------------
Jeffrey Thorton

/s/ William Grasberger    Director                          March 31, 1998
-----------------------
William Grasberger