Form 10QSB
period 1998-03-31
ENTERTAINMENT TECHNOLOGIES & PROGRAMS INC
filed 1998-05-15
CIK 922257

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                  FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998.
                                    ---------------


[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     OF 1934


     For the transition period from ________________ to __________________


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

(1) Yes [X]   No [_]                                      (2) Yes [X]    No [_]

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS


Check Whether the Registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

                                Not Applicable.

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:


                                 May 13, 1998

                           Common stock:  24,942,321


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

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               March 31,       December 31,
ASSETS                                                           1998              1997
------                                                        (UNAUDITED)         (NOTE)
CURRENT ASSETS:
 CASH                                                       $   148,994.27       120,740.00
 Accounts Receivable                                            412,368.11       411,926.00
 RETAIL INVENTORIES                                             116,940.59       147,122.00
 PREPAID EXPENSES                                                94,337.37        41,054.00
 OTHER CURRENT ASSETS                                                  .00         8,500.00
                                                            --------------    -------------
                                                                772,640.34       729,342.00

PROPERTY AND EQUIPMENT                                        6,720,661.09     4,145,052.00
LESS:  ACCUMULATED DEPRECIATION                              (2,168,234.65)   (1,958,654.00)
                                                            --------------    -------------
                                                              4,552,426.44     2,186,398.00

OTHER ASSETS                                                     61,020.45        66,622.00
                                                            --------------    -------------

TOTAL ASSETS                                                  5,386,087.23     2,982,362.00
                                                            ==============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   ACCOUNTS PAYABLE AND ACCRUED EXPENSES                    $   393,824.83    $   378,253.00
   NOTES PAYABLE AND CURRENT PORTION OF LONG-TERM DEBT          768,081.27        746,790.00
   OTHER CURRENT LIABILITIES                                     41,665.96         11,770.00
                                                            --------------    --------------
                                                              1,203,572.06      1,136,813.00
                                                            ==============    ==============


LONG-TERM DEBT                                              $ 1,318,492.70    $   612,994.00
                                                            --------------    --------------
Deferred Income Taxes
STOCKHOLDERS' EQUITY
   COMMON STOCK                                             $   556,213.00    $    21,878.00
   ADDITIONAL PAIN-IN CAPITAL                               $ 3,877,458.92    $ 2,448,268.00
   RETAINED EARNINGS                                         (1,569,649.45)    (1,237,591.00)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 5,386,087.23    $ 2,982,362.00
                                                            ==============    ==============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE: THE BALANCE SHEET AT DECEMBER 31, 1997 HAS BEEN DERIVED FROM AUDITED
      FINANCIAL STATEMENTS AT THAT DATE.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                             THREE MONTHS ENDED MARCH 31,
                                                  1998         1997
                                                  ----         ----

Revenues                                      $ 1,352,601   $ 1,578,569

Cost of Goods Sold                                547,666       767,787
                                              -----------   -----------

Gross Profit                                      804,935       809,197

General and Administrative Expenses               614,386       630,219
Depreciation                                       91,151       133,714

Interest Expense                                   57,181        19,858
                                              -----------   -----------

(Loss) Before Income Taxes                         42,217        25,406

Income Taxes                                            0             0
                                              -----------   -----------

Net (Loss)                                         42,217        25,406
                                              ===========   ===========
Net (Loss) Per Share                               $0.002         $0.01
                                              ===========   ===========

Weighted Average Shares Outstanding            24,942,321    20,730,590
                                              ===========   ===========


See Notes to Condensed Consolidated Financial Statements.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)



                                           Three Months Ended March 31,
                                                 1998         1997
                                                 ----         ----

Cash From Operations                          $  120,740    $167,201

Investing Activities
     Purchase of property and equipment       (2,366,028)   (100,652)
     Other                                             0           0
                                              ----------    --------
                                               2,366.028     100.652

Financing Activities
     Borrowing and repayment of debt             601,693     220,602
     Issuance of additional common stock       2,360,000           0
                                              ----------    --------
                                               2,967,721     220,602

Increase In Cash                                 722,433     287,151
                                              ==========    ========


See Notes To Condensed Consolidated Financial Statements

                 ENTERTAINMENT TECHNOLOGIES & PROGRAMS,  INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1998


Note 1. - Basis of Presentation

     THE ACCOMPANYING UNAUDITED CONDENSED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR INTERIM FINANCIAL INFORMATION AND WITH THE INSTRUCTIONS TO FORM 10Q AND ITEM 10 OF REGULATION S-B. ACCORDINGLY, THEY DO NOT INCLUDE ALL OF THE INFORMATION FOR FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1998 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE YEAR ENDED DECEMBER 31, 1998.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.

          ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:
----------------------
Three months Ended March 31,1998 compared to Three Months Ended March 31,1997.

General and administrative expenses decreased $15,833 over the same period in 1998.

Depreciation expense for the first quarter of 1998 decreased $ 42,563 over the comparable period in 1997.

Interest expense increased $37,323 during the first quarter of 1998 from the same period in 1997 due to higher short-term borrowings with the associated higher interest costs and new debt associated with the acquisitions.

Additional stock of 4 million shares of restricted stock was issued. 1.1 million shares of restricted stock was issued for 2 Mexican food restaurant locations. One restaurant consists of 2,750 square feet is located in Seabrook Texas. The second restaurant of 11,873 square feet is located in Houston Texas. 1.75 million shares of restricted stock was issued for Hero's which includes a 16,000 square foot building on 2.2 acres of land with an option to purchase an additional 14.6 acres.

Revenues for the first quarter of 1998 decreased by $225,968 over the comparable period for 1997. This decrease was due to decreases in StarGate, Inc. of $319,197and Performance Sound and Light, Inc. of $163,475. The decrease was partially offset by, Redfish Island Management, Inc.'s increase in revenues of $78,697 and the recent acquisitions of Hero's Family Fun Center, Inc. with revenues of $87,075 and ChaCho's Inc. with revenues of $45,160. Hero's revenues are for 2/3 of the quarter and Chacho's for only two weeks.

Gross Profit for the first quarter of 1998 decreased $4,262 compared to the first quarter of 1997.
However, the net profit increased by $16,811.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Due to the recent acquisitions and improved operations through management and cost cutting measurers in 1997 the Company anticipates a working capital surplus. The Company will continue additional short-term borrowings and increased portion of long-term debt. Capital expenditure requirements for the remainder of the year will require the Company to seek additional financing. The Company is currently exploring various opportunities for outside financing although there can be no assurances that these efforts will be successful.

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

           NONE; NOT APPLICABLE

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



                                        ENTERTAINMENT TECHNOLOGIES &
                                        PROGRAMS, INC.


DATE:  MAY 14, 1998                     BY: /s/ JAMES D. BUTCHER
       ------------                         --------------------------------
                                            James D. Butcher, Chairman & CEO


DATE:  MAY 14, 1998                   BY:   /s/ V. J. FARMER
       ------------                         --------------------------------
                                            V. J. FARMER, CONTROLLER