Form 10QSB
period 1998-06-30
ENTERTAINMENT TECHNOLOGIES & PROGRAMS INC
filed 1998-08-13
CIK 922257

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


FORM 10-QSB



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998.
                               --------------


( )  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     OF 1934

  For the transition period from _________________ to __________________


COMMISSION FILE NO. 0-23914

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


NOT APPLICABLE.


APPLICABLE ONLY TO CORPORATE ISSUERS


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

July 29, 1998

COMMON STOCK:  29,484,108



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

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                June 30,        December 31,
ASSETS                                                           1998              1997
                                                              (UNAUDITED)         (NOTE)
Current Assets:
   CASH                                                     $   222,328.00        120,740.00
   ACCOUNTS RECEIVABLE                                          435,308.00        411,926.00
   RETAIL INVENTORIES                                           161,137.00        147,122.00
   PREPAID EXPENSES                                             131,586.00         41,054.00
   OTHER CURRENT ASSETS                                                .00          8,500.00
                                                            --------------    --------------
                                                                950,359.00        729,342.00

PROPERTY AND EQUIPMENT                                        8,280,103.00      4,145,052.00
LESS:  ACCUMULATED DEPRECIATION                              (2,220,177.00)    (1,958,654.00)
                                                            --------------    --------------
                                                              6,059,926.00      2,186,398.00

OTHER ASSETS                                                    812,710.00         66,622.00
                                                            --------------    --------------
TOTAL ASSETS                                                  7,822,996.00      2,982,362.00
                                                            ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   ACCOUNTS PAYABLE AND ACCRUED EXPENSES                    $   353,016.00    $   378,253.00
   NOTES PAYABLE AND CURRENT PORTION OF LONG-TERM DEBT          474,569.00        746,790.00
   OTHER CURRENT LIABILITIES                                     20,932.00         11,770.00
                                                            --------------    --------------
                                                                835,262.00      1,136,813.00
                                                            ==============    ==============

LONG-TERM DEBT                                              $ 2,045,594.00    $   612,994.00
                                                            --------------    --------------
Deferred Income Taxes
Stockholders' Equity
   COMMON STOCK                                             $   556,213.00    $    21,878.00
   ADDITIONAL PAID-IN-CAPITAL                               $ 5,914,265.00    $ 2,448,268.00
   RETAINED EARNINGS                                         (1,541,593.00)    (1,237,591.00)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 7,822,999.00    $ 2,982,362.00
                                                            ==============    ==============

See Notes to Condensed Consolidated Financial Statements
NOTE: THE BALANCE SHEET AT DECEMBER 31, 1997 HAS BEEN DERIVED FROM AUDITED FINANCIAL STATEMENTS AT THAT DATE.


                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




Three Months Ended June 30,
                                            1998          1997
                                         -----------   -----------

Revenues                                 $ 1,546,889   $ 1,338,583

Cost of Goods Sold                           627,892       626,803
                                         -----------   -----------

Gross Profit                                 917,076       713,365

General and Administrative Expenses          795,570       541,048

Depreciation                                  52,355       109,553

Interest Expense                              52,364        21,656
                                         -----------   -----------

Profit / (Loss) Before Income Taxes           28,574        41,107

Income Taxes                                       0             0
                                         -----------   -----------

Net Profit / (Loss)                           28,574        41,107
                                         ===========   ===========

Net Income / (Loss) Per Share                 $0.001        $0.003
                                         ===========   ===========

Weighted Average Shares Outstanding       29,484,108    21,990,590
                                         ===========   ===========


                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




Six Months Ended June 30,
                                             1998          1997
                                         -----------   -----------

Revenues                                 $ 2,897,569   $ 2,917,152

Cost of Goods Sold                         1,165,692     1,394,590
                                         -----------   -----------

Gross Profit                               1,731,877     1,522,562

General and Administrative Expenses        1,408,385     1,171,267

Depreciation                                 143,506       243,267

Interest Expense                             109,195        41,514
                                         -----------   -----------

Profit / (Loss) Before Income Taxes           70,791        66,513

Income Taxes                                       0             0
                                         -----------   -----------

Net Profit / (Loss)                           70,791        66,513
                                         ===========   ===========

Net Income / (Loss) Per Share                 $0.002        $0.003
                                         ===========   ===========

Weighted Average Shares Outstanding       29,484,108    21,990,590
                                         ===========   ===========

See Notes to Condensed Consolidated Financial Statements.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)



Six Months Ended June 30,
                                                  1998                1997
                                                  ----                ----

Cash From Operations                            $120,740            $312,063

Investing Activities
     Purchase of property and equipment       (4,614,787)            (14,871)
     Other                                             0                   0
                                              ----------             -------
                                               4,614,787              14,871

Financing Activities
     Borrowing and repayment of debt           1,453,113             237,280
     Issuance of additional common stock       4,562,459                   0
                                              ----------             -------
                                               6,015,572             237,280

Increase In Cash                               1,521,525             534,472
                                              ==========             =======


See Notes To Condensed Consolidated Financial Statements

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS,  INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
June 30, 1998



Note 1. - Basis of Presentation


The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Item 10 of Regulation S-B. Accordingly, they do not include all of the information for footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998.


THE BOARD OF DIRECTORS IN 1998 ELECTED TO CHANGE FROM A CALENDAR YEAR END TO A FISCAL YEAR END REPORTING PERIOD. BECAUSE OF THIS ELECTION, 1998 WILL REFLECT NINE MONTHS OF OPERATION.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
          ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
Six months Ended June 30,1998 compared to Six Months Ended June 30,1997.


General and administrative expenses increased $237,118 from $1,171,267 to $1,408,385 during the same period in 1998 due to the acquisitions of Hero's and Cha Cho's Mexican Restaurants and the expansion of new Hero's locations.

Depreciation expense for the second quarter of 1998 decreased $ 99,761 from 243,267 to $143,506 over the comparable period in 1997. This is due to the evaluation of the 1998 acquisitions.

Interest expense increased $67,681 during the first quarter of 1998 from $41,514 in 1997 to $109,195 due to higher long-term borrowings to acquire equipment from Bell Atlantic, Moss Distributing and opening new Hero's locations.

2 million shares of restricted stock was issued for the acquisition of Water Wonderland consisting of all buildings, equipment and 93 acres of land. 1.7 million shares of stock was issued for funding for the three new Hero's locations opening in the third quarter.

Revenues for the second quarter of 1998 increased by $206,385 from $1,338,583 in 1997 to $1,546,889 in 1998. This increase was due to the new operations of Hero's Family Fun and Cha Cho's. The increase of revenues from Redfish Island has been a contributing factor.

Gross Profit for the second quarter of 1998 increased $203,711 from $713,365 in the second quarter of 1997 to $917,076 in 1998.

Net profit for the six months increased by $4,278 from $66,513 in 1997 to $70,791 in 1998.

Accounts Payable and Accrued Expense are down $25,237 from $378,253 in December 1997 to $353,016 in June 1998.

Total Current Liabilities decreased $301,550 from $1,136,813 in December 1997 to $835,262 in June 1998.


Liquidity and Capital Resources

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

           THERE ARE NO MATERIAL LEGAL PROCEEDINGS

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




  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.




Date:  August 11, 1998        By:  /s/ JAMES D. BUTCHER
       ---------------             -----------------------
                                   James D. Butcher, Chairman & CEO



Date:  August 11, 1998        By:  /s/ V. J. FARMER
       ---------------             -----------------------
                                   V. J. Farmer, Controller