Form 10QSB/A
period 1998-06-30
ENTERTAINMENT TECHNOLOGIES & PROGRAMS INC
filed 1998-08-17
CIK 922257

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


AMENDMENT NO. 1 TO
FORM 10-QSB



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


                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




Three Months Ended June 30,
                                            1998          1997
                                         -----------   -----------

Revenues                                 $ 1,546,889   $ 1,338,583

Cost of Goods Sold                           618,026       626,803
                                         -----------   -----------

Gross Profit                                 928,863       713,365

General and Administrative Expenses          795,570       541,048

Depreciation                                  52,355       109,553

Interest Expense                              52,364        21,656
                                         -----------   -----------

Profit / (Loss) Before Income Taxes           28,574        41,107

Income Taxes                                       0             0
                                         -----------   -----------

Net Profit / (Loss)                           28,574        41,107
                                         ===========   ===========

Net Income / (Loss) Per Share                 $0.001        $0.003
                                         ===========   ===========

Weighted Average Shares Outstanding       29,484,108    21,990,590
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




  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.




Date:  August 17, 1998        By:  /s/ JAMES D. BUTCHER
       ---------------             -----------------------
                                   James D. Butcher, Chairman & CEO



Date:  August 17, 1998        By:  /s/ V. J. FARMER
       ---------------             -----------------------
                                   V. J. Farmer, Controller