Form 10KSB
period 1998-09-30
ENTERTAINMENT TECHNOLOGIES & PROGRAMS INC
filed 1999-02-11
CIK 922257

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-KSB

[X] Annual report pursuant to sections 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended September 30, 1998.

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934.

                        Commission File Number 0-23914
                  Entertainment Technologies & Programs, Inc.
                ----------------------------------------------
                (Name of Small Business Issuer in its charter)

            Delaware                                    87-521389
(State or other jurisdiction of                 I.R.S. Employer ID No.
 Incorporation or organization)

             16055 Space Center Blvd., Ste. 230 Houston, Tx 77062
            ------------------------------------------------------
              (Address of principal executive office) (Zip Code)

                                (281) 486-6115
                                --------------
               (Issuer's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

   Title of each class               Name of each exchange on which registered
   -------------------               -----------------------------------------
          None                                          None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock $.001 par value
                               (Title of Class)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_]

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III for this Form 10-KSB or any amendments to this Form 10-KSB.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on January 31, 1999 as reported on the NASDAQ Electronic Bulletin Board, was $6,292,501. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The issuer's revenues for the year ended September 30, 1998 totaled $4,755,500.

As of January 31, 1999, Registrant had outstanding shares of Common Stock of 30,382,857.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None

         Transitional Small Business Disclosure Format Yes [_]  No [X]

                 Entertainment Technologies and Programs, Inc.
                         Annual Report on Form 10-KSB
                              September 30, 1998

                               Table of Contents
                                    Part I

Item 1  Business                                                              3
        Overview                                                              3
        The Divisions                                                         4
        NiteLife Military Entertainment, Inc.                                 4
        Performance Sound and Light, Inc.                                     5
        Stargate Entertainment, Inc.                                          6
        Redfish Management, Inc.                                              6
        Employees                                                             7
Item 2  Description of Properties                                             7
Item 3  Legal Proceedings                                                     7
Item 4  Submission of Matters to a Vote of Security Holders                   8

Part II

Item 5  Market for the Common Equity and Related Stockholder Matters          8
Item 6  Management's Discussion and Analysis                                  9
Item 7  Financial Statements                                                 10
        Index to Consolidated Financial Statements
        Report of Independent Certified Public Accountant
        Consolidated Balance Sheet as of September 30, 1998
        Consolidated Statements of Operations for the years ended
         September 30, 1998 and December 31, 1997
        Consolidated Statements of Stockholders' Equity for the years ended September 30, 1998 and December 31, 1997
        Consolidated Statements of Cash Flows for the years ended
         September 30, 1998 and December 31, 1997
        Notes to Consolidated Financial Statements
Item 8  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                            10

Part III

Item 9  Directors, Executive Officers, Promoters and Control Persons:        11
         Compliance with Section 16(a) of the Exchange Act
Item 10 Executive Compensation                                               12
Item 11 Security Ownership of Certain Beneficial Owners and Management       13
Item 12 Certain Transactions and Relationships                               13
Item 13 Exhibits and Reports on Form 8-K                                     14

                             GENERAL RISK FACTORS

Government Contracts

     The Company's dealings with the U.S. government, specifically the Department of Defense ("DOD") and the various branches of the military, are contracted through the Air Force Non Appropriated Fund Purchasing Office ("AFNAFPO"). This type of contract allows the Company to contract with the service branches of the military without going through the competitive bidding process each time. The Company has been awarded two AFNAF contracts. One is a master AFNAF contract under which the Company has installed approximately 167 operating facilities. Although such contracts are entered into for five-year terms, they are renewed annually. There can be no assurances that the DOD will renew these contracts. Should such contracts not be renewed, the Company will be required to bid competitively for each contract it enters into with the military.

Competition

     The Company will be in direct competition with other entertainment facilities and services. Many such companies with whom the Company will compete have financial and marketing resources that are substantially greater than those possessed by the Company. There can be no assurance that the Company will be able to effectively compete with its competitors in its dealings in the civilian markets. However, because of the Company's unique state resulting from its AFNAF contracts, the Company believes the Company possesses a competitive advantage when providing entertainment services and products to the military markets.

Dependence on Key Personnel

     The success of the Company is dependent upon, among other things, the continuing services of James Douglas Butcher. Mr. Butcher is Chief Executive Officer and Chairman of the Board of Directors of the Company. Mr. Butcher is in good health; however, his retirement, disability or death would have a significant adverse impact on the Company's business. The Company has entered into an employment agreement with Mr. Butcher, and the Company maintains a total of $500,000 life insurance coverage on the life of Mr. Butcher. Management anticipates the hiring of additional personnel to assist it in implementing its plan of operations.

     There can be no assurance that the Company will be able to attract and train key employees to implement its business plan.

Control of the Company

     Mr. Butcher, the Company's Chief Executive Officer and Chairman of the Board of Directors, and William Michael Grasberger, its Secretary and Director, beneficially own approximately 33.76% and 8.04% respectively, of the Company's outstanding common stock. Collectively, Messrs. Butcher and Grasberger may be deemed to have absolute control over the management and affairs of the Company.

                                    Part I

Item I--Business

Overview

     The Company is a Delaware corporation. Prior to April 1995, it had not engaged in any material operations since approximately 1988. In April 1995, the Company entered into a reorganization transaction with the shareholders of NiteLife, Inc., a Texas Corporation, consequently the assets and the business of NiteLife became the Company.

     NiteLife was incorporated on October 2, 1985, by James D. Butcher, the Company's Chairman, CEO and its principal stockholder. The Company was formed to provide audio and video entertainment at military bases located in the United States and abroad: to provide mobile musical entertainment; and to operate a music store in San Diego, California. Since its formation, the Company has expanded both the number of products and services it provides and the markets into which such products and services are distributed. Today, the Company is strategically positioned as the provider of a comprehensive array of entertainment products and services to both military and civilian markets.

     The Company's business is currently operated through four (4) divisions ("Divisions"): NiteLife Military Entertainment, Inc. (club development and management division), Performance Sound and Light, Inc. (equipment retail division), Stargate Entertainment, Inc. (gaming and arcade division), and Red Fish Management, Inc. (restaurant management division).

     The Company is engaged, through its four divisions, in:

     1. The operation of entertainment facilities located on U.S. military bases throughout the world. The designing, planning, promotion, and production of live performances and entertainment booking in both the military and the civilian markets.

     2. The design and the retail sale of professional sound and lighting equipment through mail order catalogs targeting the military market through NAF purchase agreements and both the military and civilian consumer markets.

     3. Ownership installation and operation of amusement equipment in company owned facilities. The designing and construction of entertainment facilities and restaurants.

     4. The operation of restaurants and entertainment facilities in the civilian markets, through contracting and ownership.

THE DIVISIONS

NiteLife Entertainment

Overview

     NiteLife Entertainment is engaged in the installation and operation of nightclub facilities on U.S. military bases located in the United States, Europe and Asia. At present, NiteLife Entertainment operates approximately 102 entertainment systems. Nightclubs have historically been established on military bases by military leaders in an attempt to: (1) retain service men and women on base, thereby avoiding potential problems arising out of interaction between service personnel and civilians, and (2) boost morale by providing U.S. style entertainment in foreign countries where none otherwise exists.

     In order to meet the needs of this market, NiteLife provides a wide variety of entertainment programs and services to base clubs. NiteLife typically installs audio and video equipment, including a custom built disc jockey booth, state of the art industrial video tape players and turntables, top of the line mixing consoles and several 26" television monitors in each club. NiteLife provides maintenance of all the equipment installed in a club and supplies all of the compact discs and music video tapes for use within its clubs. NiteLife also designs and produces all club promotions for club managers.

     The comprehensive package of entertainment equipment and services is provided by NiteLife to military customers on a fee basis, pursuant to a one year renewable contract between the Company and the Air Force Non-Appropriated Fund Purchasing Office (AFNAFPO). Each contract provides for a minimum number of hours of disc jockey services at a specified hourly rate. These minimum hours are established so that NiteLife recovers its investment within eight months of operation.

     Vision Quest Productions, a DBA of NiteLife Military Entertainment, Inc. ("Vision Quest"), is engaged in the booking, promotion and production of live local and nationally recognized concert acts on military bases around the world. In 1993, the Company was selected by the Pacific Air Force to produce a program entitled "Stateside Sounds" which brought top 40 bands within the Asian theater for a tour of U.S. military bases. "Sounds of NiteLife" is a program, which has been produced by the Company since 1993, and brings rock, top 40 and country acts on military bases located throughout the United States and Asia.

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

Risk Factors

     . The downsizing of the military, which began in the 1990's, will reduce the total number of military installations that remain open.
     . This division produces the bulk of the profits and free cash flow for the Company. However, the cash flow that it produces is not sufficient to support the current debt of other operational divisions of the Company and the Company overhead.
     . The assets of NiteLife Entertainment will be used in any restructure of corporate debt.

Performance Sound and Light

Overview

     Performance Sound and Light ("PS&L") is engaged in providing professional sound and lighting equipment to military clubs and others through direct sales efforts and through catalogs and Internet sales.

     PS&L produces two mail order catalogs, each targeting a specific market niche. The first catalog offers sound and lighting equipment to the military market. PS&L also has an AFNAF number for sales to the Military. The Company's management perceives an opportunity exists to provide business and institutional purchases turnkey sound and lighting systems in an easy to read mail order catalog.

     The second catalog targets the general consumer. This catalog contains professional sound and lighting equipment. Although there are many companies offering this type of catalog, the Company believes that, as a result of the Company's presence on military bases, it possess a unique ability to be extremely price competitive.

The Future of Performance Sound & Light

PS&L is expanding its marketing of the mail order catalog into Southern California consisting of a branch office in San Diego.

Now in the early stages of WEB site development, PS&L expects to be on the forefront of the very exciting world of electronic commerce. PS&L expects a period of very solid growth over the next 18 to 24 months, by attracting new customers throughout our Internet site and the distribution of a new CD-ROM based catalog on the U.S. Military. Visit PS&L's website at www.performance-s-1.com.

Risk Factors

     . A substantial investment in the design, production and mailing costs of a catalog must be made prior to any sales being realized. Consequently, there can be no assurances that the catalogs will generate sufficient sales in order for the Company to recover its investment.
     . This division needs substantial capital to create and maintain consistent growth.
     . Although a `Letter of Intent' has been signed for $4,000,000 with Capital
       Growth Planning there are no assurances that said funding will be completed to allow for the growth of the catalog and on-line sales.
     . All profits from this operation are going back to growth of this division so Performance Sound & Light is not contributing to the debt and expenses of the Company.

Stargate Entertainment, Inc.

     Stargate Entertainment, Inc. ("Stargate") is a coin-operated amusement game operator specializing in large arcade and military accounts. The Company is presently undergoing a major restructuring to position itself in the Family Entertainment Center ("FEC") industry. This move was due in part, to the recent decline in game revenues affecting route operators in the industry. Qualifying factors for an FEC makes this a natural progression for the Company and will also enable Stargate to take full advantage of the growth potential of entertainment centers.

     Stargate acquired its first civilian FEC, "Hero's Family Fun Center," located in Pasadena, Texas. Hero's occupies a 16,000 square foot stand alone building. The center offers entertainment for the family unit and includes indoor batting cages, laser tag, large inflatable games, redemption center, high-end video games, restaurant and party rooms.

     Future plans for Stargate include building and operating an additional entertainment center in the Houston area. The center may operate different attractions to fit their specific demographic population; however, both facilities will feature video games and laser tag attractions currently owned by the Company.

Risk Factors

     . A substantial investment in the build out attractions, and amusement games is required to open an entertainment center. Proposed sites must be studied extensively by identifying the surrounding demographics, competition, and capitalization requirements versus projected revenues. A reasonable amount of time is required to carefully study these factors in order to prevent over/under capitalizing a center. There is no guarantee that a center will support itself and debt service upon opening.

     . Stargate opened a location at the Parks Mall in Arlington, Texas in July 1998. This 11,000 square foot facility was undercapitalized and was unable to support the operations and the Company was forced to close the facility on 4 January 1999.

     . This division depends on large amounts of capital to complete and finish current projects that are currently due.

     . The Company is behind 60 to 90 days on all debt instruments. The contemplated recapitalization will allow this division to FOCUS & FINISH its current projects and move from substantial negative cash flow in a minimal amount of time.

     . The FOCUS & FINISH plan of this division depends on the completion of funding from Capital Growth Planning.

Redfish Management, Inc.

Overview

     RedFish Management, Inc. ("RedFish") is the restaurant management division which currently owns and operates the "RedFish Island Bar & Grill" located in Seabrook, Texas. This restaurant is a freestanding building located on the only channel leading into the Galveston Bay from the Clear Lake area. During the summer months, RedFish will showcase a variety of bands from the local area.

     RedFish has acquired its second venture, "Chacho's Mexican Restaurants," with a location in El Lago, Texas and Houston, Texas. Chacho's features "Tex-Mex" style Mexican dishes prepared from scratch daily. Both restaurants also feature a bar for those who just want to try their famous margaritas.

Risk Factors

 .  This operation is consistent with the risks of the restaurant industry.

 . The current operations are not producing positive cash flow. Additional marketing is required for this division to move from negative to positive cash flow.

 . Long term operations and continuation is dependent on positive results from marketing efforts.

 . One of the restaurants, "RedFish Island," is seasonal and will not show substantial increases until the third and fourth quarters of the fiscal year.

Employees

     As of September 30, 1998, the Company had approximately 95 employees, of which 40 are full time and 55 are employed part time. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good, though employee morale fluctuates with the Company's lack of capital and ability to meet obligations in a timely manner.

Company                                          Number of Employees
-------                                          -------------------
Entertainment Technologies & Programs, Inc.               8
Performance Sound & Light, Inc.                           3
NiteLife Military Entertainment, Inc.                     8
Stargate Entertainment, Inc.                             15
RedFish Management Inc.                                  61

Item 2--Description of Properties

     The Company leases office space at the monthly rate of $4,330.75 consisting of approximately 4,076 square feet, for its corporate headquarters at 16055 Space Center Blvd., Suite #230 Houston, Texas 77062. The lease expires on March 31, 2001.

     Performance Sound & Light leases office space at the monthly rate of $1,153.20 consisting of approximately 1,922 square feet for its operations at 1020 Hercules Ave. Houston, Texas 77058 and space at 2602 Transportation Ave. #B National City, California 91950 at the rate of $648.00 per month at 1200 square feet for its Southern California operation.

     Water Wonderland being approximately 90.27 acres in the County of Midland, State of Texas consisting of an 18 acre waterpark, a 220 square foot restaurant and a International Motor Car Approved 1/8 mile speedway in addition to 50 + acres of raw land.

     Hero's Entertainment Center 2.2-acre parcel of land located at 7770 Spencer Highway, Pasadena, Texas 77505, consisting of a 16,000 square foot building.

     RedFish is leased space consisting of a 2,400 square foot elevated building with attached 1,025 square foot outside deck which is located at 101 Bath Avenue Seabrook, Texas 77586.

     NiteLife leases a mini warehouse from Coastal Storage in Seabrook, Texas 77586.

     Chacho's Restaurant & Cantina's located at 4449 Nasa Road 1, El Lago, Texas and 10943 Scarsdale, Houston, Texas.

Item 3--Legal Proceedings

     Entertainment Technologies & Programs, Inc. and Stargate Entertainment, Inc. vs. Vincent Schappell d/b/a All Prime Amusements Case No. 98-08926.

     The case is a breach of contract. The defendant was a vendor to Hero's Family Fun Entertainment, Inc. and the cause of action is based on the defendant's failure to perform his contractual obligations. Plaintiff alleges approximately $145,000 in damages. The defendant has filed a counterclaim for an unspecified damage claim.

     San Jose Original Sports Bar Ltd. vs. Just Games, Inc. d/b/a Just Games of San Diego Case No. 694.428.

     This case is a breach of contract case arising out of a Vending Agreement. The claim for damages are for $24,126.15, reasonable attorney's fees, court costs and interest. Defendant, Just Games, Inc., has filed its counterclaim for damages in the sum of $16,061.25, plus reasonable attorney's fees, courts costs and interest.

     At this point in time, the Company is vigorously defending itself in both matters and anticipates positive outcome.

Item 4--Submission of Matters to a Vote of Security Holders

     Board Member compensation as will be discussed in the proxy statement for 1999.

                                    Part II

Item 5--Market for Common Equity and Related Stockholder Matters

     Absence of Public Market: Instability of Stock Price

     The shares of the Company are trading on the NASD OTC Electronic Bulletin Board under the stock ticker symbol "ETPI" (CUSIP 293810107); however, there is no "established trading market" for the shares of common stock of the Company, and no assurance can be given that such a market will develop. If an "established trading market" for the Company's common stock does develop in the future, there can be no assurance that it will continue or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and factors such as competition, governmental regulation and fluctuations in operating results may all have a significant effect. In addition, the stock markets generally have experienced and continue to experience extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock.

     The sale of "restricted securities" held by members of management and others could also have an adverse effect on any such market; currently, 30,382,857 shares of the Company's common stock are outstanding 23,281,492 of which are designated as "restricted securities." Of this amount, 14,995,195 shares of these "restricted securities" have been held for a sufficient period of time to be sold under Rule 144 of the Securities and Exchange Commission.

COMMON

NON-NASDAQ OTC:

                                CLOSING BID    CLOSING ASK
1998                             HIGH   LOW    HIGH    LOW
----                             ----   ---    ----    ---
JAN. 2 THRU                       .32   .125    .35    .21
MAR. 31

APR. 1 THRU                       .92    .22    .98    .26
JUNE 30

JULY 1 THRU                       .70    .14    .74    .16
SEPT. 30

OCT. 1 THRU
DEC. 31                           .48    .18    .52    .19

***These quotations do not represent actual transactions, and do not reflect broker/dealer mark-ups, mark-downs or commissions.

Item 6--Management's Discussion and Analysis

Plan of Operations

     With the completion of the contemplated recapitalization of the Company, ETPI will `FOCUS AND FINISH' all outstanding projects to include:

 . Laser Tag and Face Lift to Pasadena Hero's

 . Signage and opening of Hero's Scarsdale

 . Marketing and advertisement of all locations

 . New deck cover RedFish Island

 . Waterpark renovations

 . Recovery and Deployment of Amusement assets

     In 1998, the Company made commitments and obligations to projects and operations without completing the financing packages to support the given operations. In 1999, all financing will be in place and completed prior to any additional obligations by the Company.

Y2K Compliance

     The Company uses Peachtree software version 11, which is Y2K compliant. Payroll is done through Paychex, Inc. which is also Y2K compliant.

Results of Operations

Year Ended September 30, 1998 compared to year ended December 31, 1997.

     Revenues for the year ended September 30, 1998, decreased $2,322,007 or 32.8% to $4,755,500 from $7,077,500 for the year ended December 31, 1997
(Restated). This decrease was due to short year due to the change from calendar year to a fiscal year ending September 30, 1998.

     Gross profit for the year ended September 30, 1998, decreased $1,104,367 or 29% to $2,797,318 from $3,901,685 for the year ended December 31, 1997
(Restated). This decrease was due partially due to the change in the accounting cycle.

     General and administrative expenses for the year ended September 30, 1998, decreased $770,471 or 23% to $2,629,999 from $3,400,470 for the year ended December 31, 1997 (Restated). This decrease is generally attributable to cost reductions in the second half of the year and the shortened fiscal year.

     Depreciation expense for the year ended September 30, 1998, decreased $150,290 or 24% to $491,610 from $641,900 for the year ended December 31, 1997
(Restated). The decrease is due to the short fiscal period. However, the monthly amount is up due to the new acquisitions of equipment (Games) and property.

     Interest expense decreased $53,149 or 24% to $168,144 for the year ended September 30, 1998, from $221,293 for the year ended December 31, 1997 (Restated). The decrease is due to the change of the fiscal year end. On a monthly basis the amounts only increased by $242 even with the substantial increase in borrowings for new acquisitions.

Year Ended December 31, 1997 (Restated) Compared to year ended December 31, 1996

     Revenues for the year ended December 31, 1997, decreased $1,255,841 or 18.6% to $5,493,760 from $6,749,601 for the year ended December 31, 1996. This decrease was due to the statistical move from route operations to based operations within the amusement division, Stargate.

     Gross profit for the year ended December 31, 1997, increased $405,413 or 11.95% to $2,985,777 from $3,391,190 for the year ended December 31, 1996. This decrease was due partially due to Stargate restructuring.

     General and administrative expenses for the year ended December 31, 1997, decreased $594,644 or 19.61% to $2,437,573 from $3,032,217 for the year ended
December 31, 1996. This decrease is generally attributable to cost reduction in the second half of the year.

     Depreciation expense for the year ended December 31, 1997, decreased $67,452 or 10.87% to $553,325 from $620,777 for the year ended December 31,
1996. This decrease reflects lower purchases of property and equipment and the disposal of assets in 1996 and 1997.

Liquidity and Capital Resources

     The Company at September 30, 1998, had a working capital deficit of ($522,000) compared to a deficit of ($462,000) at December 31, 1997 (Restated). This increase was due to the taking on of additional debt due to acquisitions and the interim costs of opening new centers,

     The Company at December 31, 1997 had a working capital deficit of ($407,471) compared to a deficit of ($704,000) at December 31, 1996. This decrease was primarily due to the improvement in operations. The implementation of cost reductions in the third quarter of 1996 including payroll reductions, and discontinuing the use of outside contractors for club installations were the major contributors in this reduction. The Company believes that internally generated cash is sufficient to fund the current level of operations. However, additional capital requirements needed for planned growth and to reduce short term debt will require the Company to seek additional outside financing. There can be no assurance, however, that the Company will be able to obtain financing.

Item 7--Financial Statements

     The Company's audited Financial Statements for the years ended September 30, 1998, and December 31, 1997 are presented immediately on the following on pages.

Item 8--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Brian S. Nathanson, C.P.A.                                               Member:

                              American Institute of Certified Public Accountants
                                              -Tax Division
                                              -S.E.C. Practice Section
                              California Society of Certified Public Accountants

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Entertainment Technologies & Programs, Inc. and subsidiaries, Houston, Texas.

We have audited the accompanying consolidated balance sheet of Entertainment Technologies & Programs, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1998 and December 31, 1997, and the related consolidated statements of operations, stockholders, equity, and cash flows for the nine months (short year) ended September 30, 1998 and one year ended December 31, 1997. These financial statements are the responsibility of the Company's management. our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entertainment Technologies & Programs, Inc. and subsidiaries as of September 30, 1998 and December 31, 1997, and the results of their operations and their cash flows for the nine months (short year) ended September 30, 1998 and one year ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ Brian S. Nathanson
---------------------------
Brian S. Nathanson, CPA
January 3, 1999

      3101 West Coast Highway, Suite 210, Newport Beach, California 92663
              Telephone: (949) 574-8333 Facsimile: (949) 574-8334

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                     ASSETS

                                                                          (Restated)
CURRENT ASSETS:                                              9-30-98       12-31-97
                                                            ---------     ----------
  Cash                                                    $    6,740     $  126,162
  Accounts receivables, net of allowance of $13,000
   in FY98 and $4,985 in 1997                                617,317        411,926
  Retail inventory                                           205,418        160,795
  Prepaid expenses                                            36,940         41,054
  Other current assets                                           414         29,128
                                                          ----------     ----------
     Total Current Assets                                    866,829        769,065
                                                          ----------     ----------
PROPERTY AND EQUIPMENT
  Land and Buildings                                       2,053,874        493,930
  Amusement games                                          2,207,926      1,269,716
  Furniture and fixtures                                     363,206        447,121
  Club equipment                                           2,674,754      2,628,772
  Vehicles                                                   115,151        111,701
  Leasehold improvement                                      416,712        107,228
  Less: accumulated depreciation                          (2,930,797)    (2,439,187)
                                                          ----------     ----------
     Net Property and Equipment                            4,900,826      2,619,281
                                                          ----------     ----------
OTHER ASSETS                                                 278,329        192,010
                                                          ----------     ----------
     TOTAL ASSETS                                         $6,045,984     $3,580,356
                                                          ==========     ==========

            See Accompanying Notes and Independent Auditor's Report

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                              LIABILITIES
                              -----------

                                                                            (RESTATED)
CURRENT LIABILITIES:                                            9-30-98      12-31-97
                                                                -------      --------
 Accounts payable and accrued expenses                       $  410,931    $  450,963
 Notes payable & current portion of long-term debt              977,641       753,890
 Other                                                               --        25,729
                                                            -----------   -----------
     Total Current Liabilities                                1,388,572     1,230,582
                                                            -----------   -----------
LONG TERM LIABILITIES:
 Notes payable - non-current                                  1,606,230     1,181,856
                                                            -----------   -----------
     Total Long Term Liabilities                              1,606,230     1,181,856
                                                            -----------   -----------
   Total Liabilities                                          2,994,802     2,412,438
                                                            -----------   -----------
          STOCKHOLDERS' EQUITY
          --------------------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 50 million shares
    authorized, 29,484,108 shares outstanding @ 9/30/98
    and 21,877,321 @ 12/31/97                                    29,485        21,888
  Additional paid-capital                                     5,049,988     2,653,198
  Retained earnings                                          (2,028,291)   (1,507,168)
                                                            -----------   -----------
    Total Stockholders' Equity                                3,051,182     1,167,918
                                                            -----------   -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 6,045,984   $ 3,580,356
                                                            ===========   ===========


            See Accompanying Notes and Independent Auditor's Report

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                 PERIOD ENDED
                                         -------------------------
                                                         (Restated)
                                           9-30-98        12-31-97
                                          ---------      ----------
REVENUES:
 Entertainment services                   $2,965,530    $4,599,196
 Retail                                    1,789,970     2,478,311
                                          ----------    ----------
  TOTAL REVENUES                           4,755,500     7,077,507
COST OF GOODS SOLD
 Entertainment services                    1,265,411     1,983,950
 Retail                                      692,771     1,191,872
                                          ----------    ----------
  TOTAL COST OF GOODS SOLD                 1,958,182     3,175,822
                                          ----------    ----------
GROSS PROFIT                               2,797,318     3,901,685
GENERAL AND ADMINISTRATIVE EXPENSES        2,629,999     3,400,470
DEPRECIATION                                 491,610       641,900
AMORTIZATION                                  28,688        47,080
LOSS ON DISPOSAL OF ASSETS                        --        56,306
INTEREST EXPENSE                             168,144       221,293
                                          ----------    ----------
(LOSS) BEFORE TAXES                         (521,123)     (465,364)
PROVISION FOR INCOME TAXES                         0             0
                                          ----------    ----------
NET (LOSS)                                $ (521,123)   $ (465,364)
                                          ==========    ==========
NET (LOSS) PER SHARE                      $     (.02)   $     (.02)
                                          ==========    ==========

            See Accompanying Notes and Independent Auditor's Report

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 PERIOD ENDED
                                                            ---------------------------
                                                                            (Restated)
                                                               9-30-98       12-31-97
                                                              ---------     ----------
Cash Flows From Operating Activities:
 Net income/(loss)                                          $  (521,123)    $ (465,364)

 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                                  491,610        641,900
  Amortization                                                   28,688         47,080
  Provision for doubtful accounts                                 8,015         10,001)
  Disposal of property and equipment                                            56,306
Changes in operating assets and liabilities, net
  of effects from acquisitions:
  Accounts receivable                                          (213,406)       (45,653)
  Retail inventory                                              (44,623)        (9,245)
  Other assets                                                   32,828          4,036
  Accounts payable                                              (40,032)      (115,029)
  Other current liabilities                                     198,022        (56,540)
                                                            -----------     ----------
   Net cash provided by (used in) operating activities          (60,021)        47,490
                                                            -----------     ----------
Cash Flows From Investing Activities:
  Purchases of property and equipment                        (2,773,155)      (712,942)
  Other                                                        (115,007)             0
                                                            -----------     ----------
   Net cash used in investing activities                     (2,888,162)      (712,942)
                                                            -----------     ----------
Cash Flows From Financing Activities:
  Proceeds from issuance of debt (net)                          424,374        766,029
  Issuance of stocks                                          2,404,387            ---
                                                            -----------     ----------
   Net cash provided by financing activities                  2,828,761        766,029
                                                            -----------     ----------
  Increase (Decrease) in cash                                  (119,422)       100,577
  Cash at beginning of period                                   126,162         25,585
                                                            -----------     ----------
   Cash at end of period                                    $     6,740     $  126,162
                                                            ===========     ==========
Supplemental disclosure of cash paid for
  Interest                                                  $   168,144     $  221,293
  Income taxes                                                        0              0
Non-cash investing and financing activities:
  Exchange of A/R for games                                       -----     $  100,000
  Acquisitions for stock                                    $ 1,480,000

            See Accompanying Notes and Independent Auditor's Report

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND YEAR ENDED DECEMBER 31, 1997

                                                   Common Stock                   Add'l
                                                        #         Assigned       Paid in        Retained
                                                      Shares        Value        Capital        Earnings          Net
                                                   ------------   --------       -------        --------          ---

Balances December 31, 1996                           20,507,821   $   20,508   $ 2,448,268     $  (986,152)    $1,482,624
Acquisitions                                              9,500           10       204,930         (55,652)       149,288
                                                     ----------   ----------   -----------     -----------     ----------
Subtotal                                             20,517,321       20,518     2,653,198      (1,041,804)     1,631,912
Net (Loss) for year 1997                                                                          (465,364)     ( 465,364)
Stock issued                                          1,369,500        1,370                                        1,370
                                                     ----------   ----------   -----------     -----------     ----------
Balances December 31, 1997 (Restated)                21,886,821       21,888     2,653,198      (1,507,168)     1,167,998

Net (Loss) for the nine months ended 9-30-98                ---          ---           ---        (521,123)      (521,123)
Stock Issued                                          7,597,287        7,597     2,396,790             ---      2,404,387
                                                     ----------   ----------   -----------     -----------     ----------
                                                     29,484,108   $   29,485   $ 5,049,988     $(2,028,291)    $3,051,182
                                                     ==========   ==========   ===========     ===========     ==========

            See Accompanying Notes and Independent Auditor's Report

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

NOTE 1 - ORGANIZATION

Entertainment Technologies & Programs, Inc. (ETPI) ("The Company") (a Delaware Corporation), through its wholly-owned subsidiaries NiteLife, Inc., (a California Corporation) acquired effective April 14, 1995, and NiteLife Military Entertainment, Inc. (a Texas Corporation) formed January 15, 1997 provide audio and video entertainment at U.S. military bases located domestically and abroad, and provides facilities design and installation services to night clubs and restaurants; and through its wholly-owned subsidiaries Just Games, Inc., (a California Corporation) acquired effective June 1, 1994, and Stargate Entertainment, Inc. (a Texas Corporation) formed January 27, 1997, installs and operates amusement game machines and entertainment centers; and through its wholly owned subsidiary Performance Sound & Light, Inc. (a Texas Corporation) formed January 27, 1997, sells sound and lighting equipment; and through its wholly owned subsidiary Redfish Management, Inc. (a Texas Corporation), formed January 9, 1997, manages three restaurants.

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

Effective July 13, 1995 Westcott Financial Corporation, (a Delaware corporation) changed its name to Entertainment Technologies & Programs, Inc. In late May 1996 the company relocated its headquarters from San Diego, California to Houston, Texas.

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

NiteLife Military Entertainment, Inc. assumed the operations of NiteLife, Inc. Stargate Entertainment, Inc. assumed the operations of Just Games, Inc., and Hero's Inc. since March 1998. Performance Sound & Light, Inc. sells sound and lighting equipment. Redfish Management, Inc. manages a Redfish Island restaurant since March 1997, and two Chacho's Mexican restaurants since March 1998.

In March 1998, Redfish Management, Inc. acquired Chachos, Inc. (a Texas Corporation), which operates two Mexican style restaurants.

In March, 1998, Stargate Entertainment, Inc. acquired Hero's, Inc. (a Texas Corporation) which owns and operates Family Entertainment Centers, including a 16,000 square foot

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

building and 2.2 acres of land.

In June, 1998, Hero's, Inc. acquired a waterpark in Texas, including over 90 acres of land and waterpark improvements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Entertainment Technologies & Programs, Inc. (the parent company), (a Delaware Corporation), NiteLife, Inc. (a California Corporation), NiteLife Military Entertainment, Inc. (a Texas Corporation), Performance Sound & Light, Inc. (a Texas Corporation), Stargate Entertainment, Inc. (a Texas Corporation), and Redfish Management, Inc. (a Texas Corporation), Just Games, Inc. (a California Corporation), Hero's, Inc. (a Texas Corporation), and Chacho's, Inc. (a Texas Corporation). All intercompany balances and transactions have been eliminated in consolidation.

The acquisition of Chacho's, Inc. was accounted for using the pooling of interest method. All periods presented are restated to reflect the activity of Chacho's, Inc. as if acquired at the beginning of the periods presented. 1,100,000 of ETPI common stock share were exchanged for all of the outstanding stock of Chacho's, Inc. At the date of acquisition in March, 1998, Chacho's, Inc. had revenues of $227,384 and a net loss of $(8,909).

The acquisition of Hero's, Inc. was accounted for using the pooling of interest method. All periods presented are restated to reflect the activity of Hero's, Inc. as if acquired at the beginning of the periods presented. 1,750,000 of ETPI common stock shares were exchanged for all of the outstanding stock of Hero's, Inc. At the date of acquisition in March, 1998, Hero's, Inc. had revenues of $297,416 and a net loss of $(38,422).

The acquisition of the waterpark was accounted for using the purchase method where 2,000,000 of ETPI common stock share were exchanged for all of the assets (land and improvement) of the waterpark.

2,000,000 outstanding shares plus 18,000,000 issued shares of Westcott Financial Corporation were exchanged for 20,000,000 issued shares of NiteLife, Inc. resulting in 20,000,000 outstanding shares of the Company's $0.001 par value common stock following the reverse merger (Note 1) in July 1995.

Fiscal Year

Beginning in 1998, the Company's fiscal year ends on September 30 of each year. Prior to 1998, the Company was on a calendar year ending on December 31.

Revenue Recognition

The Company recognizes revenue as services are provided.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

Inventories

        Inventories consist primarily of items available for catalog sales and for intercompany equipment sales, and restaurant inventory, and are valued at the lower of cost or market.

Property and Equipment

        Property and equipment are stated at cost. The cost of major renewals and betterments are capitalized; repairs and maintenance costs are expensed when incurred. Depreciation is computed using the straight-line method over the following estimated useful lives:

                Description                     Estimated Life

                Amusement games                    3-5 years
                Furniture and fixtures             5-8 years
                Club equipment                     5-8 years
                Leasehold improvements              15 years
                Autos and trucks                     5 years
                Buildings                           40 years

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

        Accounts receivable are stated net of allowances for uncollectibles ($13,000 at September 30, 1998, $4,985 at December 31, 1997) which is charged to operations based on an evaluation of potential losses.

Income Taxes

        The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes". Deferred taxes arise primarily from depreciation and the recognition of revenues and expenses in different periods for income tax and financial reporting purposes.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

Net Earnings Per Share of Common Stock

        During 1998, the Company adopted SFAS No. 128, "Earnings Per Share," which changed the standard for computing and presenting earnings per share. Earnings per share for periods prior to 1998 have been restated as required by SFAS No. 128.

        Primary net earnings per share has been computed by dividing net earnings by the weighted average number of common stock equivalents outstanding during the period. Fully diluted earnings per share are not presented, as there are no outstanding options. The weighted average shares outstanding used in the calculation was 25,680,714 in FY98 and 21,192,571 in 1997.

Fair Value of Financial Instruments

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

NOTE 3 - CONCENTRATION OF CREDIT RISK & SIGNIFICANT CUSTOMERS

        The Company's major customer is the Unites States Military. Though the majority (60% in FY98, 66% in 1997) of the Company's revenues are derived from services provided to military installations, the decision to contract with the Company rests with the individual bases. During FY98 and 1997, no one military base accounted for more than 10% of consolidated revenues. The Company has not been adversely affected by the military downsizing. In the case of further military downsizing, the effect on sales and operations is unknown.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

Aggregate maturities of the Company's long-term debt during the next five years are as follows:

                    9-30-99                $ 446,142
                    9-30-00                  906,656
                    9-30-01                  188,489
                    9-30-02                   14,234
                    9-30-03                   15,885
                    9-30-04 & beyond         480,966

NOTE 5 - SHORT TERM DEBT

The company had short term borrowings (due within one year) of $279,531 in FY98 and $381,048 in 1997 from a finance company and a bank. This borrowing is secured by the proceeds of the Company's entertainment contracts. Payments under the contract are received directly by the finance company or bank. In addition three other notes totaling $176,968 in FY98, and $207,326 in 1997 and a bank line of credit of $75,000 exist at Sep. 30, 1998 and Dec. 31, 1997.

Total short term debt is as follows:
                                                          (Restated)
                                              9-30-98      12-31-97
                                              -------      --------

     Short term debt                          $531,499     $663,374
     Current portion long term debt            446,142       90,516
                                              --------     --------
     Total debt due within current year       $977,641     $753,890
                                              ========     ========

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

NOTE 9 - BUSINESS SEGMENTS

        During FY98 and 1997 the Company operated primarily in four business segments; providing audio and video entertainment at U.S. military bases, selling retail, operating amusement games and entertainment centers and managing restaurants. During FY98 and 1997 all intersegment activities have been eliminated in consolidation.

Information regarding the business segments for FY98 and 1997 is presented below:

                                            Year Ended December 31
                                       -------------------------------
                                          Nine               (Restated)
                                         months                Year
                                      Ended 9-30-98       Ended 12-31-97
                                      -------------       --------------
Revenue (000's)
        Military entertainment            $2,362               $3,499
        Retail                               515                  613
        Amusement games                      603                1,482
        Restaurant Management              1,275                1,484
                                          ------               ------
        Total revenue                     $4,755               $7,078
                                          ======               ======
Operating Profit (Loss) (000's)
        Military entertainment            $  225               $  528
        Retail                                92                    6
        Amusement games                     (284)                (208)
        Restaurant Management                (19)                (100)
        Other                               (405)                (470)
                                          ------               ------
        Total operating profit              (353)                (244)

Interest, other expense, (net)              (168)                (221)
                                          ------               ------
Loss before taxes                         $ (521)              $ (465)
                                          ======               ======
Identifiable Assets (000's)
        Military entertainment            $1,585               $1,734
        Retail                               402                  196
        Amusement games                    3,539                1,490
        Restaurant Management                520                  522
                                          ------               ------
        Total identifiable assets         $6,046               $3,942
                                          ======               ======

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

NOTE 6 - ACQUISITIONS

    In March 1998, the Company's wholly owned subsidiary, Stargate Entertainment, Inc. acquired Hero's Family Fun Entertainment, Inc. (a Texas Corporation), and was accounted for as a pooling of interests. 1,750,000 shares of unregistered and restricted ETPI stock were exchanged for all assets and liabilities of the acquired company. Hero's is a family entertainment center located in Pasadena, Texas.

    In late March 1998, the Company's wholly owned subsidiary, Redfish Management, Inc. acquired Chacho's, Inc. (a Texas Corporation), and was accounted for as a pooling of interests. 1,100,000 shares of unregistered and restricted ETPI stock were exchanged for all assets and liabilities (not to exceed $50,000) of the acquired company. Chacho's Inc. owns and operates two restaurants in Seabrook, Texas and Houston, Texas.

    In late June 1998, the Company purchased Waterpark Wonderland in Harris County, Texas. It includes over 90 acres of land and waterpark improvements. The Company issued 2,000.000 of ETPI common Stock shares, plus $10 for the property.

NOTE 7 - INCOME TAXES

    The Company has the following tax carry forwards to 9/30/99. They expire in the years 2009-2014.

                                                     Federal      California

          Net Operating Loss (NOL)                  $2,562,147     $902,724
          Alternative Minimum Tax NOL               $1,850,462     $749,281
          Accumulated Adjusted Current Earnings     $   15,454     $193,903
          Prior Year Minimum Tax Credit             $    5,930     $  1,190
          Contributions                             $    1,720     $    620
          Sec. 1231 Losses                          $  260,518     $270,518

NOTE 8 - ISSUANCE OF COMMON STOCK

    In June, 1997, the Company granted 90,000 shares of its unregistered and restricted common stock as part of the trust units transaction to the Company setting up the Lenders Trust. In addition, the Company granted 1,200,000 shares of its unregistered and restricted common stock to the Lenders Trust as security for the loan. In addition each investor received 100 shares of its unregistered and restricted common stock per every $1,000 invested, totaling 60,000 shares. The Company also granted 19,500 shares of the Company's unregistered and restricted common stock to several employees.

    The Company has a letter of intent for a $3.75 million offering.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

NOTES 4 - NOTES PAYABLE AND LONG-TERM DEBT

        Long-term debt consists of the following:

                                                                               (Restated)
                                                           Ended 9-30-98        12/31/97
                                                           -------------      -----------
        Bayshore National Bank                              $  545,529        $  575,962
          $575,000 SBA loan at 11% interest
          for 20 years. Payments are $5,928.26/month.
          Maturity date is in 2017. The note was
          assumed in the Hero's Inc. acquisition.

        Bell Atlantic                                          621,607
          Capital equipment lease for $700,00.
          Payments are  $23,006.56/month.
          Maturity date is August 15, 2001.

        Moss Distributing                                      130,565
          Capital equipment lease for $130,565 at
          10.75% interest for two years.
          Payments are  $6,081.63/month.
          Maturity date is July, 2000.

        Miscellaneous Notes                                     57,858

        Notes payable (3) to equipment leasing company,
        due in monthly installments totaling $5,773, with
        maturity dates of February 1999. The interest
        rates are 15.68% secured by specified amusement
        machines.                                                    0            27,124

        Notes payable (2) to equipment leasing company,
        secured by specified amusement machines.                     0            69,286

        600 Trust Units of $1,000/unit totaling $600,000
        at 14% annual interest paid months, with principal
        balance due in 24 months. Unit holders have rights
        to convert every $1 invested into the trust into
        shares of restricted common stock of the company
        at a price of $1/share.                                696,813           600,000
                                                            ----------        ----------
          TOTAL LONG TERM DEBT                               2,052,372         1,272,372
          LESS CURRENT PORTION                                (446,142)          (90,516)
                                                            ----------        ----------
          TOTAL                                             $1,606,230        $1,181,856
                                                            ==========        ==========

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997


                     Depreciation and Amortization      Capital Expenditures
                     -----------------------------      --------------------
                                    (In Thousands of Dollars)
                                    -------------------------
                       Nine months    (Restated)     Nine Months      (Restated)
                      Ended 9-30-98    12-31-97     Ended 9-30-98      12-31-97
                      -------------   ----------    -------------     ----------
Military entertainment    $ 230          $ 366          $   267          $ 301
Retail                        5              8                2              2
Amusement games             210            211            2,070            393
Restaurant Management        16             48              420             10
Other                        59             56               14              9
                          -----          -----          -------          -----
                          $ 520          $ 689          $ 2,773          $ 713
                          =====          =====          =======          =====

NOTE 10 - FINANCING

     The Company has a verbal commitment to get long-term mortgage financing on land owned by Hero's Inc., free and clear of any encumbrances. These funds will be used to restructure short-term debt to long term with favorable terms.

NOTE 11 - START-UP COSTS

     As part of the acquisition of Chacho's, Inc., Hero's, Inc., and the Waterpark facility, the Company incurred many one time start up expenses and legal fees.

                                   Part III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth-certain information concerning the Company's executive officers and directors:

Name                       Age   Position
----                       ---   --------

James Douglas Butcher       39   Chairman of the Board and CEO

Leonida Butcher             42   Director

William M. Grasberger       44   Secretary and Director

Mark Madamba                36   Director

Jeffery Thornton            42   Director

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

     WILLIAM MICHAEL GRASBERGER President, NiteLife Entertainment, has been with NiteLife since 1983. Prior to joining the Company, Mr. Grasberger has a Bachelor of Arts degree from California State University of Pennsylvania where he won the Distinguished Service Award for his work in radio and television, student government and academics. Mr. Grasberger was the founder of Video Link, which distributes music videos to clubs and restaurants and most importantly, provides the Company with its music videos. The Video Link television show, developed by Mr. Grasberger in 1986, is still being seen around the world on the Armed Forces Television Network.

     MARK MADAMBA President, Stargate, Inc. since May 1994. After graduating from high school in 1980, Mr. Madamba entered the Technical Vocational Institute of New Mexico. At age 19, he successfully completed and received a two-year diploma in digital electronics. Mr. Madamba then moved to Kadena Air Base, Japan where he began working as an electronic technician in the Air Force slot machine program. In 1986, he designed and produced an electronic circuit board to eliminate a computer design error in the base's slot machines. The new circuit was used throughout the Air Force and was eventually sold to the manufacturer as well. Mr. Madamba subsequently was recognized as the top electronic troubleshooter in the Air Force slot machine program and was transferred to the Headquarters Air Force Morale, Welfare and Recreation Department in San Antonio, Texas. There he served as a Technical Advisor and Program Manager for the thirty million dollar a year Air Force slot machine program encompassing over 35 bases worldwide. Using computer aided design programs, Mr. Madamba designed eleven new games that were installed as a modification to existing machines. He also developed all game and machine specifications for the Air Force's first video poker and stepper motor driven slot machine. In 1990, Headquarters Pacific Air Forces employed Mr. Madamba to provide technical and management oversight to ten bases in the Pacific Rim. Based at Osan Air Base, South Korea, he was directly responsible for the slot program at Osan Air Base.

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

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file various reports with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. concerning their holdings of and transactions in, securities of the Company. Copies of these filings must be furnished to the Company.

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation of the chief executive officer and all other executive officers of the Company whose salary and bonus exceeded $100,000 for services rendered to the Company for the fiscal year ended September 30, 1998.

                               Summary Compensation Table (1)

                                         Annual Compensation
                                         -------------------

Name and                                              Other Annual
Principal Position         Year     Salary    Bonus   Compensation
------------------         ----     ------    -----   ------------

James D. Butcher           1998    $117,000    (1)         (2)
President and Chief
Executive Officer

(1) The Company currently has not adopted any bonus, profit sharing or long-term compensation plan providing any executive officer, director or employee with any compensation except as provided above.

(2) Mr. Butcher received 150,000 shares of "restricted stock" for providing personal guarantees on certain loans and debt of the Company.

EMPLOYMENT AGREEMENT

     Effective November 10, 1995, the Company entered a ten-year employment agreement with James D. Butcher. The Agreement provides for an annual salary of $156,000, increasing to $240,000 upon completion of a secondary offering or adequate funding. All future increases will be at the discretion of the Board of Directors Compensation Advisory Committee. The Agreement may be terminated upon death, disability or for "Just cause" (as defined therein).

COMPENSATION OF DIRECTORS

     The Company's Board of Directors is comprised entirely of employees of the Company, and receives no additional compensation in connection with attending Board Meetings. The Company intends to actively pursue and attract capable and notable independent outside directors. Consequently, the Company is currently contemplating board compensation. This issue will go to a vote of the shareholders to help attract outside board members.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of January 31, 1998, for (a) each person known by the Company to own beneficially more than 5% of the Common Stock, (b) each director, (c) each executive officer identified in the compensation table above, and (d) officers and directors of the Company as a group.

Name of Beneficial            Number of Shares       Percentage
Owner                         Beneficially Owned        Owned
------------------            ------------------     ----------

James D. Butcher &                10,060,156            33.76%
Leonida Butcher
480 Kirby Rd.
Seabrook, TX 77586

Michael W. Grasberger              2,443,460             8.04%
2037 Spinnaker Drive
League City, TX 77573

Mark Madamba                          90,000             0.296%

Jeffrey Thornton                      40,000             0.132%

All Officers and
Directors as a group (5)          12,833,624            42.24%

Multi-Technologies Ltd.            2,048,332             6.74%
c/o John Holler
13409 MW Military Hwy. Suite 300
San Antonio, TX 78231

ITEM 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     The Company has no parents; it is the parent of NiteLife Military Entertainment, Inc., Stargate Entertainment, Inc. and their affiliated companies, RedFish Management, Inc. and Performance Sound & Light, Inc.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          None

     (b)  Reports on Form 8-K
          None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

                 Entertainment Technologies and Programs, Inc.

                             /s/ James D. Butcher
                             --------------------
                        By: JAMES D. BUTCHER, PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Capacity                           Date
---------                   --------                           ----

/s/ James D. Butcher        President, Chief Executive         February 8, 1999
-------------------------   Officer and Director (Principal
James D. Butcher            Executive Officer)



/s/ Leonida Butcher         Director                           February 8, 1999
-------------------------
Leonida, Butcher


/s/ Mark Madamba            Director                           February 8, 1999
-------------------------
Mark Madamba


/s/ Jeffrey Thornton        Director                           February 8, 1999
-------------------------
Jeffrey Thornton


/s/ William Grasberger      Secretary                          February 8, 1999
-------------------------   and Director
William Grasberger