Form 10QSB
period 1998-12-31
ENTERTAINMENT TECHNOLOGIES & PROGRAMS INC
filed 1999-02-24
CIK 922257

                   U. S. Securities and Exchange Commission
                           Washington, D. C.  20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF
1934



For the transition period from _____________ to ______________


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

January 31, 1999

COMMON STOCK: 30,382,857

PART 1 - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          The financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following pages, together with Related Notes. In the opinion of management, the, Financial Statements fairly present the financial condition of the Registrant.

                 ENTERTAINMENT  TECHNOLOGIES & PROGRAMS,  INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


December 31, 1998

Note 1. - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Item 10 of Regulation S-B. Accordingly, they do not include all of the information for footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999.

THE BOARD OF DIRECTORS ELECTED TO CHANGE THE FISCAL YEAR END TO SEPTEMBER 30; THEREFORE, THE BASIS OF COMPARISON WILL BE 1ST QUARTER ENDING DECEMBER 1998 FOR YEAR END 1999 TO 1ST QUARTER ENDING MARCH 1998 FOR YEAR END 1998.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
          ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

Three months ended December 31,1998 compared to three months ended March
31, 1998.

General and administrative expenses increased $326,402 from $614,386 to $940,788 during the same period in 1998 due to opening of new sites and relocating equipment.

Depreciation expense for the first quarter of 1999 increased $ 14,880 from $91,151 to $106,301 over the comparable period in 1998. This is due to the acquisition of new equipment in the latter part of 1998.

Interest expense decreased $6,853 during the first quarter of 1999 from $57,181 in 1998 to $50,328 due to long-term borrowings to restructure long-term debt.

Revenues for the first quarter of 1999 increased by $201,118 from $1,352,601 in 1998 to $1,553,719 in 1999. This increase was due to the increase of revenues from Redfish Island and the contributions from Hero's and ChaCho's.

Gross Profit for the first quarter of 1999 decreased $47,125 from $804,935 in the first quarter of 1998 to $757,810 in 1999.

Net profit for the three months decreased by $297,120 from $42,217 in 1998 to $(337,337) in 1999.

Accounts Payable and Accrued Expense are up $278,292 from $393,825 in March 1998 to $672,117 in December 1998.

Total Current Liabilities increased $75,160 from $1,203,572 in March 1998 to $1,278,732 in December 1998.

Liquidity and Capital Resources

The Company believes that internally generated cash is not sufficient to fund the current level of operations. However, additional capital requirements needed for planned growth and to reduce short term debt will require the Company to seek additional outside financing. The Company has signed a financial agreement with Capital Growth Planing of El Cajon, Ca. for $4,000,000 in convertible debt. The Company expects this funding to be completed during the next quarter but there can be no assurances that this funding will close

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS.

           THERE ARE NO MATERIAL LEGAL PROCEEDINGS EXCEPT AS DISCLOSED IN THE 10K-SB AS FILED FOR 1998.

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




                              ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.




Date:  February 24, 1999                  By:  James D. Butcher/s/
       -----------------                       -------------------
                                               James D. Butcher, Chairman & CEO



Date:  February 24, 1999                  By:  V. J. Farmer/s/
       -----------------                       ---------------
                                               V. J. Farmer, Controller


                                            ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                                               CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                                                                         DECEMBER 31              MARCH 31
------                                                                            1998                    1998
                                                                               (Unaudited)               (Note)
Current Assets:
   Cash                                                                      $    27,353.26         $   148,994.27
   Accounts Receivable                                                           602,836.86             412,368.11
   Retail Inventories                                                            218,184.99             116,940.59
   Prepaid Expenses                                                               36,940.90              94,337.37
   Other Current Assets                                                           66,319.41                      -
                                                                             --------------         --------------
                                                                                 951,635.42             772,640.34
Property and Equipment                                                       $ 8,374,552.15         $ 6,720,661.09
Less:  Accumulated Depreciation                                              $(3,130,797.10)        $(2,168,234.65)
                                                                             --------------         --------------
                                                                               5,243,755.05           4,552,426.44
Other Assets                                                                     151,311.69              61,020.45
                                                                             --------------         --------------
TOTAL ASSETS                                                                 $ 6,346,702.16         $ 5,386,087.23
                                                                             ==============         ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts Payable and Accrued Expenses                                     $   672,117.29         $   393,824.83
   Notes Payable and Current Portion of Long-Term Debt                           563,817.70             768,081.27
   Other Current Liabilities                                                      42,796.90              41,665.96
                                                                             --------------         --------------
                                                                               1,278,731.89           1,203,572.06
                                                                             ==============         ==============
Long-Term Debt                                                                 2,356,124.97           1,318,492.70
                                                                             --------------         --------------
Deferred Income Taxes
Stockholders' Equity
   Common Stock                                                              $    29,485.00         $   556,213.00
   Additional Paid-in Capital                                                  5,049,987.98           3,877,458.92
   Retained Earnings                                                          (2,367,627.68)         (1,569,649.45)
                                                                             --------------         --------------
Total Liabilities and Stockholders' Equity                                   $ 6,346,702.16         $ 5,386,087.23
                                                                             ==============         ==============
See Notes to Condensed Consolidated Financial Statements
Note:  Fiscal Year End Changed to September 30th

                                            ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                    DECEMBER                 MARCH
                                                                                      1998                   1998
              Revenues                                                            $ 1,553,719            $ 1,352,601
              Cost of Goods Sold                                                      795,909                547,666
                                                                                  -----------            -----------
              Gross Profit                                                            757,810                804,935
              General and Administrative Expenses                                     940,788                614,386
              Depreciation                                                            106,031                 91,151
              Interest Expense                                                         50,328                 57,181
                                                                                  -----------            -----------
              (Loss) Before Income Taxes                                             (339,337)                42,217
              Income Taxes                                                                  0                      0
              Net (Loss)                                                             (339,337)                42,217
                                                                                  ===========            ===========
              Net (Loss) Per Share                                                $    (0.011)           $     0.002
                                                                                  ===========            ===========
              Weighted Average Shares Outstanding                                  30,382,857            $24,942,321
                                                                                  ===========            ===========

              See Notes to Condensed Consolidated Financial Statements

                                            ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                             Three Months Ended
                                                                      December                   March
                                                                        1998                      1998
Cash From Operations                                                 $(579,387)              $   120,740
Investing Activities
        Purchase of property and equipment                                   -                (2,366,028)
        Other                                                                                          -
                                                                     ---------                ----------
                                                                             -                (2,366,028)
Financing Activities
        Borrowing and repayment of debt                                600,000                   601,693
        Issuance of additional common stock                                                    2,360,000
                                                                     ---------                ----------
                                                                       600,000                 2,967,721
Increase in Cash                                                        20,613                $  722,433
                                                                                              ==========
Cash at Beginning of Period                                              6,740
                                                                     ---------
                                                                     $  27,353
                                                                     =========
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS