Form 10QSB
period 1999-03-31
ENTERTAINMENT TECHNOLOGIES & PROGRAMS INC
filed 1999-05-14
CIK 922257

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.20549


                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                      16055 Space Center Blvd., Suite 230
                               Houston TX 77062
                   (Address of Principal Executive Officers)

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

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

NOT APPLICABLE.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

January 31, 1999

COMMON STOCK: 30,382,857

PART 1--FINANCIAL INFORMATION

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

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

MARCH 30,1999

Note 1.--Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Item 10 of Regulation S-B. Accordingly, they do not include all of the information for footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999.

The board of directors elected to change the fiscal year end to September 30; therefore, the basis of comparison will be 2nd quarter ending March 1999 for year end 1999 to 2nd quarter ending June 1998 for year end 1998.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            MARCH 31               JUNE 30
                                                              1999                  1998
                                                         --------------         --------------
ASSETS                                                     (Unaudited)              (Note)
------
Current Assets:
  Cash                                                   $   (10,215.48)        $   222,328.00
  Accounts Receivable                                        492,365.39             435,308.00
  Retail Inventories                                         187,171.85             161,137.00
  Prepaid Expenses                                           314,583.59             131,586.00
  Other Current Assets                                       131,497.40                    -
                                                         --------------         --------------
                                                           1,115,402.75             950,359.00

Property and Equipment                                   $ 8,751,894.05         $ 8,280,103.00
Less: Accumulated Depreciation                             3,173,534.85          (2,220,177.00)
                                                         --------------         --------------
                                                           5,578,359.20           6,059,926.00

Other Assets                                                 386,250.28             812,710.00
                                                         --------------         --------------
TOTAL ASSETS                                             $ 7,080,012.23         $ 7,822,996.00
                                                         ==============         ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts Payable and Accrued Expenses                  $   514,456.47         $   353,016.00
  Notes Payable and Current Portion of Long-Term Debt        143,741.90             474,569.00
  Other Current Liabilities                                  203,677.97              20,932.00
                                                         --------------         --------------
                                                             861,876.34             848,517.00
                                                         ==============         ==============

Long-Term Debt                                             3,176,691.92           2,045,594.00
                                                         --------------         --------------
Deferred Income Taxes                                               -

Stockholders' Equity
  Common Stock                                           $   787,100.00         $   556,213.00
  Additional Paid-in Capital                               5,383,997.74           5,914,265.00
  Retained Earnings                                       (3,129,653.77)         (1,541,593.00)
                                                         --------------         --------------
  A17 Total Stockholders Equity                            3,041,443.97           4,928,885.00
                                                         --------------         --------------
Total Liabilities and Stockholders' Equity               $ 7,080,012.23         $ 7,822,996.00
                                                         ==============         ==============

See Notes to Condensed Consolidated Financial Statements
Note: Fiscal Year End Changed to September 30th

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                   MARCH            JUNE
                                                    1999            1998
                                                ------------    ------------

Revenues                                        $  1,531,489    $  1,546,889

Cost of Goods Sold                                   831,969         618,026
                                                ------------    ------------
Gross Profit                                         699,520         928,863

General and Administrative Expenses                  787,792         795,570

Depreciation                                         136,708          52,355

Interest Expense                                      88,724          52,364
                                                ------------    ------------
(Loss) Before Income Taxes                          (313,776)         28,574

Income Taxes                                               0               0

Net (Loss)                                          (313,776)         28,574
                                                ============    ============
Net (Loss) Per Share                                  (0.011)   $      0.002
                                                ============    ============
Weighted Average Shares Outstanding               30,382,857      29,484,108
                                                ============    ============


See Notes to Condensed Consolidated Financial Statements

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                   THREE MONTHS ENDED
                                           MARCH 31, 1999       JUNE 30, 1998

Cash From Operations                           (120,058)          $   120,740

Investing Activities
  Purchase of property and equipment         (1,605,211)           (4,614,787)
  Other                                                                     0
                                             ----------           -----------
                                             (1,725,269)            2,366,028
Financing Activities
  Borrowing and repayment of debt             1,687,702             1,453,113
  Issuance of additional common stock                               4,562,459
                                             ----------           -----------
                                              1,687,702             6,015,572

Increase in Cash                                (37,567)            1,521,525
                                             ==========           ===========
Cash at Beginning of Period                      27,353
                                             ----------
                                                (10,214)
                                             ==========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                SIX MONTHS ENDED
                                          MARCH 1999        JUNE 1998

Revenues                                 $ 3,091,272       $ 2,897,569
Cost of Goods Sold                         1,627,874         1,165,692
                                         -----------       -----------
Gross Profit                               1,463,398         1,731,877
General and Administrative Expenses        1,734,611         1,408,385
Depreciation                                 242,738           143,506
Interest Expense                             139,053           109,195
                                         -----------       -----------
(Loss) Before Income Taxes                  (653,004)           70,791
Income Taxes                                       0                 0
Net (Loss)                                  (653,004)           70,791
                                         ===========       ===========
Net (Loss) Per Share                          (0.222)      $     0.002
                                         ===========       ===========
Weighted Average Shares Outstanding       30,382,857        29,484,108
                                         ===========       ===========

           See Notes to Condensed Consolidated Financial Statements

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
          ITEM 2.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

Three months ended March 31, 1999 compared to three months ended June 30, 1998.

General and administrative expenses decreased $48,371 from $795,570 to $747,199 during the same quarter comparison for 1998, even though the cost of legal, interest and cost of financing increased due to preparation for the opening of Hero's WaterWorld on May 28, 1999.

Depreciation expense for the second quarter of 1999 increased $84,353 from $52,355 to $136,708 over the comparable period in 1998. This is due to the acquisition of new equipment for NiteLife installations at Osan AirBase, Korea; Davis Moffit AirBase, Arizona; and Barksdale AirBase, Louisiana plus the Hero's WaterWorld in Midland, Tx.

Revenues for the second quarter of 1999 increased by $21,402 from $1,546,889 for second quarter ending June 1998 to $1,525,487 for second quarter ending March 31, 1999. It is not a fair comparison due to the change in fiscal year structure to compare these quarter endings as our business is highly seasonal and second quarter 1998 includes a much more favorable time of year for games and outdoor activities. Also, revenues for Hero's in Arlington are included in the June 1998 numbers and that location has been closed.

Amortized costs of $40,000 per quarter to shut down certain Hero's locations will be completed by September 30, 1999 which is the end of the fiscal year.

Accounts Payable and Accrued Expenses are up $161,440 from $353,016 in June 1998 to $514,456 in March 1999. These amounts are again comparing off season and peak season numbers.

Liquidity and Capital Resources

The Company believes that internally generated cash is sufficient to fund the current level of operations. However, additional capital requirements needed for planned growth and to reduce short term debt will require the Company to seek additional outside financing. The Company has signed a financial agreement with Capital Growth Planning of El Cajon, Ca. for $5.1 million in convertible debt. The Company expects this funding to be completed during the next quarter but there can be no assurances that this funding will close.

PART II--OTHER INFORMATION

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

          None; not applicable

ITEM 5.   OTHER INFORMATION

          None; not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits;

              27     Financial Data Schedule

          (b) Reports on Form 8-K

              None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.


                                    By: /s/ James D. Butcher
                                        --------------------------------
                                        James D. Butcher, Chairman & CEO
Date: May 14,1999

                                    By: /s/ V. J. Farmer
                                        --------------------------------
                                        V.J. Farmer, Controller
Date: May 14, 1999