Form 10QSB
period 1999-06-30
ENTERTAINMENT TECHNOLOGIES & PROGRAMS INC
filed 1999-08-16
CIK 922257

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from ______________ to ______________

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

COMMON STOCK: 30,529,877

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

JUNE 30, 1999

Note 1. - Basis of Presentation

THE ACCOMPANYING UNAUDITED CONDENSED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR INTERIM FINANCIAL INFORMATION AND WITH THE INSTRUCTIONS TO FORM 10Q AND ITEM 10 OF REGULATION S-B. ACCORDINGLY, THEY DO NOT INCLUDE ALL OF THE INFORMATION FOR FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 1999 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE YEAR ENDED SEPTEMBER 30, 1999.

THE BOARD OF DIRECTORS ELECTED TO CHANGE THE FISCAL YEAR END TO SEPTEMBER 30; THEREFORE, THE BASIS OF COMPARISON WILL BE 3RD QUARTER ENDING JUNE 1999 FOR YEAR END 1999 TO 3RD QUARTER ENDING SEPTEMBER 1998 FOR YEAR END 1998.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS



ASSETS                                                 JUNE        SEPTEMBER
------                                                 1999          1998
                                                    (Unaudited)     (Note)
Current Assets:
  Cash                                              $   (12,289)  $     6,740
  Accounts Receivable                                   823,493       617,317
  Retail Inventories                                    181,113       205,418
  Prepaid Expenses                                      116,055        36,940
  Other Current Assets                                  396,900           414
                                                    -----------   -----------
                                                    $ 1,505,273   $   866,829

Property and Equipment                                9,685,938     7,831,623
Less: Accumulated Depreciation                       (3,288,892)   (2,930,797)
                                                    -----------   -----------
                                                    $ 6,397,047   $ 4,900,826

Other Assets                                            151,312       278,329
                                                    -----------   -----------
TOTAL ASSETS                                        $ 8,053,631   $ 6,045,984
                                                    ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts Payable and Accrued Expenses             $   744,624   $   410,931
  Notes Payable and Current Portion of Long-Term D      569,873       977,641
  Other Current Liabilities                              32,109            --
                                                    -----------   -----------
                                                    $ 1,346,606   $ 1,388,572
                                                    ===========   ===========
Long-Term Debt                                      $ 3,518,263   $ 1,606,230
                                                    -----------   -----------
Deferred Income Taxes

Stockholders' Equity
  Common Stock                                      $   787,100   $    29,485
  Additional Paid-in Capital                          5,383,998     5,049,988
  Retained Earnings                                  (2,982,336)   (2,028,291)
                                                    -----------   -----------
    Total Shareholders Equity                       $ 3,188,762   $ 3,051,182
                                                    -----------   -----------
Total Liabilities and Stockholders' Equity          $ 8,053,631   $ 6,045,984
                                                    ===========   ===========

See Notes to Condensed Consolidated Financial Statements
Note: Fiscal Year End Changed to September 30th

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                 THREE MONTHS ENDED
                                             JUNE                 SEPTEMBER
                                             1999                   1998
Revenues                                     $ 1,935,635            $ 1,906,815


Cost of Goods Sold                               841,725                696,537
                                      -------------------     ------------------

Gross Profit                                   1,093,910              1,210,278

General and Administrative Expenses              797,703              1,134,490

Depreciation                                     115,357                100,943

Interest Expense                                  46,127                 86,308
                                      -------------------     ------------------

(Loss) Before Income Taxes                       134,723               (111,462)

Income Taxes                                           0                      0

Net (Loss)                                       134,723               (111,462)
                                      ===================     ==================

Net (Loss) Per Share                               0.004               $ (0.004)
                                      ===================     ==================

Weighted Average Shares Outstanding           30,529,877             29,484,108
                                      ===================     ==================



See Notes to Condensed Consolidated Financial Statements

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                 THREE MONTHS ENDED
                                             JUNE                 SEPTEMBER
                                             1999                   1998
Revenues                                     $ 5,014,841            $ 4,755,500


Cost of Goods Sold                             2,469,364              1,958,182
                                      -------------------     ------------------

Gross Profit                                   2,545,477              2,797,318

General and Administrative Expenses            2,531,797              2,658,687

Depreciation                                     358,095                491,610

Interest Expense                                 185,179                168,144
                                      -------------------     ------------------

(Loss) Before Income Taxes                      (529,594)              (521,123)

Income Taxes                                           0                      0

Net (Loss)                                      (529,594)              (521,123)
                                      ===================     ==================

Net (Loss) Per Share                               0.017               $ (0.018)
                                      ===================     ==================

Weighted Average Shares Outstanding           30,529,877             29,484,108
                                      ===================     ==================


See Notes to Condensed Consolidated Financial Statements

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                      THREE MONTHS ENDED
                                             JUNE 30, 1999        SEPT. 30, 1998

Cash From Operations                               277,287             $ (60,021)



Investing Activities
  Purchase of property and equipment              (631,508)           (2,773,155)
  Other                                                                 (115,007)
                                         -----------------    ------------------
                                                 (354,221)           (2,888,162)


Financing Activities
  Borrowing and repayment of debt                  420,819               424,374
  Issuance of additional common stock                                  2,404,387
                                          -----------------    ------------------
                                                   420,819             2,828,761

Increase in Cash                                    66,598              (119,422)
Cash at Beginning of Period                        (78,887)              126,162
                                          -----------------    ------------------
                                                   (12,289)                6,740
                                          =================    ==================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
         ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
Three months ended June 30, 1999 compared to three months ended September 30, 1998.


General and administrative expenses decreased $336,787 from $1,134,490 to $797,703 during the same quarter comparison for 1998. Even though there are additional expenses generated by Hero's WaterWorld and PS&L due to the additional government purchase orders there is an offset reflected in the additional revenues generated by those entities. Also the accounts payable has decreased due to intercompany payments of amounts by one company by another and thus double booking of some expenses. These amounts were purged and reflect a more accurate balance.

Depreciation expense for the third quarter of 1999 increased $259,341 from $4,755,500 to $5,014,841 over the comparable period in 1998. This is due to the increase of assets at the waterpark.

Revenues for the third quarter of 1999 increased by $28,820 from 1,906,815 for third quarter ending September 1998 to $1,935,635 for third quarter ending June 30, 1999. The opening of the Hero's WaterWorld and increased purchases from the military from Performance Sound & Light, inc. have accounted for the increases. The addition of a website and on-line purchasing has been a substantial addition to the earnings of PS&L. However,some of the increases in revenues accounted for by Hero's WaterWorld and PS&L are offset by the closings of Hero's at Arlington and loss of revenues from Bronco Bowl.

The long-term debt reflects the bridge loans from Capital Growth that will roll up into the $5.3 million of Indentured Trust when and if funded. Increases in Other Current Assets and Prepaid Interest are due to loan fees and other amounts associated with the bridge loans.

Liquidity and Capital Resources

The Company believes that internally generated cash is sufficient to fund the current level of operations. However, additional capital requirements needed for planned growth and to reduce short term debt will require the Company to seek additional outside financing. The Company has a financial agreement with Capital Growth Planning of El Cajon, Ca. for $5.3 million in Indentured Trust. The Company expects this funding to be completed during the next quarter but there can be no assurances that this funding will close. This funding upon closing, will retire all existing debt of the company to include certain bridge loans.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

        There are not material legal proceedings except as disclosed in the 10K-SB
        As filed for 1998.

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

                                     ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.



Date:  August 14, 1999               By: /s/ JAMES D. BUTCHER
                                        ---------------------------------------
                                             James D. Butcher
                                             Chairman & CEO


Date:  August 14, 1999               By: /s/ V.J. FARMER
                                        ---------------------------------------
                                             V.J. Farmer
                                             Controller