Form 10KSB
period 1999-09-30
ENTERTAINMENT TECHNOLOGIES & PROGRAMS INC
filed 2000-04-13
CIK 922257

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549
                                  FORM 10-KSB



(X) Annual report pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1999.

() Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act or 1934.

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

              16055 Space Center Blvd., Ste. 230 Houston, Tx 77062
              ----------------------------------------------------
               (Address of principal executive office) (Zip Code)

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

YES (X) NO ()

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III for this Form 10-KSB or any amendment to this Form 10-KSB.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on September 30, 1999 as reported on the NASDAQ Electronic Bulletin Board, was $6,292,501. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The issuer's revenues for the year ended September 30, 1999 totaled $5,153,961

As of January 31, 2000, Registrant had outstanding shares of Common Stock of 32,734,422

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
        Transitional Small Business Disclosure Format    Yes ( )  No (X)

                 ENTERTAINMENT TECHNOLOGIES AND PROGRAMS, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                               SEPTEMBER 30, 1999


                               Table of Contents
                                     PART I

Item  1      Business.........................................................................   3
             Overview.........................................................................   3
             The Divisions....................................................................   4
             NiteLife Military Entertainment, Inc.............................................   4
             Performance Sound and Light, Inc.................................................   4
             Stargate Entertainment, Inc......................................................   5
             Employees........................................................................   6
             General Risks Associated with Business Activities................................   6
Item  2      Description of Properties........................................................   7
Item  3      Legal Proceedings................................................................   7
Item  4      Submission of Matters to a Vote of Security Holders..............................   8

PART II

Item  5      Market for the Common Equity and Related Stockholder Matters.....................   8
Item  6      Management's Discussion and Analysis.............................................   9
Item  7      Financial Statements.............................................................  10
             Index to Consolidated Financial Statements
             Report of Independent Certified Public Accountant
             Consolidated Balance Sheet as of September 30, 1999
             Consolidated Statements of Operations for the years ended
                  September 30, 1999 and September 30, 1998
             Consolidated Statements of Stockholders' Equity for the years ended
                  September 30, 1999 and September 30, 1998
             Consolidated Statements of Cash Flows for the years ended
                  September 30, 1999 and September 30, 1998
             Notes to Consolidated Financial Statements
Item  8      Changes in and Disagreements with Accountants on Accounting and..................  10
                  Financial Disclosure

PART III

Item  9      Directors, Executive Officers, Promoters and Control Persons:....................  11
                  Compliance with Section 16(a) of the exchange Act
Item  10     Executive Compensation...........................................................  12
Item  11     Security Ownership of Certain Beneficial Owners and Management...................  13
Item  12     Certain Relationships and Related Transactions...................................  14
Item  13     Exhibits and Reports on Form 8-K.................................................  14


                                     PART I
                                     ------

     The Company is including the following cautionary statement in this Annual Report on Form 10-KSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform act of 1995 for any forward looking statements made by, or on behalf of the Company. Forward Looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward looking statements: the ability of the Company to obtain acceptable forms and amounts of financing to fund future operations; demand for the Company's services; and competitive factors. The Company disclaims any obligation to update any forward looking statements to reflect events or circumstances after the date hereof.

ITEM 1 - BUSINESS
------------------

OVERVIEW

     The Company is a Delaware corporation. Prior to April 1995, it had not engaged in any material operations since approximately 1988. In April 1995, the Company entered into a reorganization transaction with the shareholders of NiteLife, Inc. ("NiteLife"), at that time a California corporation and is now a Texas Corporation, consequently the assets and the business of NiteLife became the Company.

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

     The Company's business is currently operated through three (3) divisions ("Divisions"): NiteLife Military Entertainment, Inc. (club development and management division), Performance Sound and Light, Inc. (equipment retail division), Stargate Entertainment, Inc. (Family Entertainment Center (FEC) and Water park).

     The Company is engaged, through its three divisions, in:

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

     3. Ownership installation and operation of amusement equipment in company owned and operated facilities. The designing and construction of entertainment facilities and restaurants and the operation of a water park

THE DIVISIONS

NiteLife Entertainment

Overview

     NiteLife Entertainment is engaged in the installation and operation of nightclub facilities on U. S. military bases located in the United States, Europe and Asia. At present, NiteLife Entertainment operates approximately 102 entertainment systems. Nightclubs have historically been established on military bases by military leaders in an attempt to: (1) retain service men and women on base, thereby avoiding potential problems arising out of interaction between service personnel and civilians, and (2) boost morale by providing U. S. style entertainment in foreign countries where none otherwise exists.

     In order to meet the needs of this market, NiteLife provides a wide variety of entertainment programs and services to base clubs. NiteLife typically installs audio and video equipment, including a custom built disc jockey booth, state of the art industrial DVD players and turntables, top of the line mixing consoles and several 26" television monitors in each club. NiteLife provides maintenance of all the equipment installed in a club and supplies all of the compact discs and music video discs for use within its clubs. NiteLife also designs and produces club promotions for club managers.

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

     Vision Quest Productions ("Vision Quest"), a DBA of Nitelife Military Entertainment, Inc., is engaged in the booking, promotion and production of live local and nationally recognized concert acts on military bases around the world. In 1993, the Company was selected by the Pacific Air Force to produce a program entitled "Stateside Sounds" which brought top 40 bands within the Asian theater for a tour of U. S. military bases. "Sounds of NiteLife" is a program, which has been produced by the Company since 1993, and brings rock, top 40 and country
acts on military bases located throughout the United States and Asia.   On
December 10, 1999 Vision Quest opened VQLive, a local club providing live entertainment.

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

     PS&L produces two mail order catalogs, each targeting a specific market niche. The first catalog offers sound and lighting equipment to the military consumer. PS&L also has an AFNAF number for sales to the Military. The Company's management perceives an opportunity exists to provide business and institutional purchases of turnkey sound and lighting systems in an easy to read mail order catalog.

     The second catalog targets the general consumer. This catalog contains professional sound and lighting equipment. Although there are many companies offering this type of catalog, the Company believes that, as a result of the Company's presence on military bases, it possesses a unique ability to be extremely price competitive.

The Future of Performance Sound & Light

Through the development of a WEB site, PS&L expects to be on the forefront of the very exciting world of electronic commerce. PS&L expects a period of very solid growth over the next 18 to 24 months, by attracting new customers through our Internet site and the distribution of a new CD-ROM based catalog to the U.S. Military. Visit PS&L's website at www.performance-s-l.com.

Risks Factors

     . A substantial investment in the design, production and mailing costs of a catalog must be made prior to any sales being realized. Consequently, there can be no assurances that the catalogs will generate sufficient sales in order for the Company to recover its investment.
     . This division needs substantial additional capital to create and maintain consistent growth and inventory.
     . All profits from this operation are going back to growth of this division so Performance Sound & Light is not contributing to the debt and expenses of the Company.


STARGATE ENTERTAINMENT, INC.

       Stargate Entertainment, Inc. ("Stargate") is presently undergoing a major restructuring to position itself in the Family Entertainment Center ("FEC") industry. This move was due in part, to the recent decline in game revenues affecting route operators in the industry. Qualifying factors for an FEC makes this a natural progression for the Company and will also enable Stargate to take full advantage of the growth potential of entertainment centers.

       Stargate acquired its first civilian FEC, "Hero's Family Fun Center," located in Pasadena, Texas. Hero's occupies a 16,000 square foot stand alone building. The center offers entertainment for the family unit and includes laser tag, soft play area, redemption center, high-end video games, restaurant and party rooms.

       Future plans for Stargate include building and operating an additional entertainment center in the Houston area. The center may operate different attractions to fit their specific demographic population; however, both facilities will feature video games and laser tag attractions currently owned by the Company.

       Hero's Waterworld opened for its first season in May 1999. Located on the property is a 220 square foot restaurant and a International Motor Car approved racetrack that are currently leased to a third party.

Risk Factors

     . A substantial investment in the build out, attractions, and amusement games is required to open an entertainment center. Proposed sites must be studied extensively by identifying the surrounding demographics, competition, and capitalization requirements versus projected revenues. A reasonable amount of time is required to carefully study these factors in order to prevent over/under capitalizing a center. There is no guarantee that a center will be able to support itself and its debt service with its operations.
     . The water park in Midland/Odessa, Texas is a seasonal operation. Its success depends partly on weather related issues. Substantial amounts of cash are required to add new attractions to ensure customers want to come back, and attract a new customer base. Also, there is no guarantee that the tenants will renew their lease for the restaurant or the racetrack upon maturity of the lease agreements.

     . This division depends on large amounts of capital to complete and finish projects that are currently in process.

EMPLOYEES

       As of September 30, 1999, the Company had approximately 134 employees, of which 34 are full time and 100 are employed part time. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good, though employee morale fluctuates with the Company's lack of capital and ability to meet obligations in a timely manner.

                Company                         Number of Employees
                -------                         --------------------

     Entertainment Technologies & Programs, Inc.        6
     Performance Sound & Light, Inc.                    4
     NiteLife Military Entertainment, Inc.              8
     Stargate Entertainment, Inc.                     116  Some seasonally

GENERAL RISKS ASSOCIATED WITH BUSINESS ACTIVITIES
-------------------------------------------------

Government Contracts
--------------------

     The Company's dealings with the U. S. government, specifically the Department of Defense ("DOD") and the various branches of the military, are contracted through the Air Force Non Appropriated Fund Purchasing Office ("AFNAFPO"). This type of contract allows the Company to contract with the service branches of the military without going through the competitive bidding process each time. The Company has been awarded two AFNAF contracts. One AFNAF contract involved the Company installing approximately 102 operating facilities. These contracts are typically renewed annually. There can be no assurances that the DOD will renew these contracts. Should such contracts not be renewed, the Company will be required to bid competitively for each contract it enters into with the military.

Competition
-----------

     The Company on the civilian market will be in direct competition with other entertainment facilities and services. Many such companies with whom the Company will compete have financial and marketing resources that are substantially greater than those possessed by the Company. There can be no assurance that the Company will be able to effectively compete with its competitors in its dealings in the civilian markets. However, because of the Company's unique state resulting from its AFNAF contracts, the Company believes it possesses a competitive advantage when providing entertainment services and products to the military markets.

Dependence on Key Personnel
---------------------------

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

Control of the Company
----------------------

     Mr. Butcher, the Company's Chief Executive Officer and Chairman of the Board of Directors, and William Michael Grasberger, it's Secretary and Director, beneficially own approximately 33.76% and 8.04% respectively, of the Company's outstanding common stock. Collectively, Messrs. Butcher and Grasberger may be deemed to have absolute control over the management and affairs of the Company.

No Dividends
------------

     The Company has never paid cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future.


ITEM 2 - DESCRIPTION OF PROPERTIES
----------------------------------

     The Company leases office space at the monthly rate of $4,330.75 consisting of approximately 4,076 square feet, for its corporate headquarters at 16055 Space Center Blvd., Suite #230 Houston, Texas 77062. The lease expires on March 31, 2001.

     Performance Sound & Light leases office space at the monthly rate of $1,153.20 consisting of approximately 1,922 square feet for its operations at 1020 Hercules Ave. Houston, Texas 77058.

     Hero's Waterworld is approximately 90.27 acres in the County of Midland, State of Texas consisting of an 18 acre waterpark, a 220 square foot restaurant and a International Motor Car Approved 1/8 mile speedway in addition to 50 + acres of raw land.

     Hero's Entertainment Center is a 2.2-acre parcel of land located at 7770 Spencer Highway, Pasadena, Texas 77505, consisting of a 16,000 square foot building.

     NiteLife leases a mini warehouse from Coastal Storage in Seabrook, Texas 77586.

     VQLive leases approximately 6,000 square feet from Chacho's Grill and Cantina


ITEM 3 -  LEGAL PROCEEDINGS
---------------------------

     1. No. 236-179032-99; Parks at Arlington, L. P. vs. Entertainment Technologies & Programs, Inc. d/b/a Hero's Family Fun Center; In the District Court of Tarrant County, Texas; 236th Judicial District

     This case founded on a lease agreement executed by the company for retail lease space in a shopping mall located in Arlington, Texas. This case was filed in early 1999, seeking $124,727.21 in damages for breach of lease. The case has not been aggressively pursued by the plaintiff and little pretrial discovery has been completed. Management's position is that the plaintiff fraudulently induced the company to enter into the lease agreement by misrepresentation of the ability of the mall to support the activities offered at the shopping mall. As a result of this misrepresentation, there was insufficient business revenue to support the company's proposed venture in the mall. A counter-claim based on fraud and misrepresentation is being prepared. In the opinion of legal counsel, the company has good prospects to either win this case or negotiate a satisfactory settlement prior to any actual trial.

     2. No. DV99-025444-j; Entertainment Technologies & Programs, Inc. vs. Bronco Group, Mgt., Inc. and Bowling & Billiard Supply Company, Inc.; 191st Judicial District Court; Dallas County, Texas

     This case is a breach of contract case. The company entered into an agreement with Bronco Group Management, Inc. whereby the company received the sole and exclusive right to install, operate and maintain coin operated video games in a specified entertainment area in Dallas, Texas. The defendant breached the contract by removing the company's equipment and substituting said equipment for the equipment of Bowling & Billiard Supply Company, Inc. Bowling & Billiard Supply Company, Inc. has been sued for tortious interference with the company's business relationship with Bronco. The contract between the company and Bronco contained a mandatory binding arbitration clause and the Dallas District Court has ordered the case to binding arbitration. In the opinion of legal counsel, the arbitration shall result in significant damages being awarded to the company for breach of the relevant contract.

     3. No. 9947637; Entertainment Technologies & Programs, Inc. vs. GFC Communications, Inc.; In the District Court of Harris County, Texas; 157th Judicial District

     This is a Petition to Compel Arbitration. On November 2, 1998 the company and GFC Communications, Inc. entered into a written agreement wherein GFC was to provide shareholder and financial communication services to the company and serve, when requested, as the company's liaison and spokesperson. The services were to include timely responses by fax, telephone or mail, to all inquiries related to the company from the press, shareholders and other interested parties. GFC has breached the contract with the company. The contract between the company and GFC required mandatory arbitration in the in the event of a dispute and the Petition to Compel Arbitration is in compliance with that term of the original contract agreement. In the opinion of legal counsel, the company is expected to prevail in the mandatory mediation and be awarded damages in some amount.

     4. No. 98-08926; Entertainment Technologies & Programs, Inc. and Stargate Entertainment, Inc. vs. Vincent Schappell d/b/a All Prime Amusement; In the District Court of Harris County, Texas; 190th Judicial District

     This is a breach of contract case concerning a dispute over the removal of video games supplied by the defendant from the company via Hero's Family Fun Center located in Pasadena, Texas. The defendant has filed a counterclaim seeking damages in excess of $100,000.00; however, the contract between the parties contains a liquidated damage clause limiting any possible recovery in favor of the defendant on its counterclaim to one month of revenues which is estimated to be $9,000.00 or less. Management intends to go to trial on this case and there is reasonable possibility that the company will prevail on the merits in this case.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     In February 2000 it was voted and agreed that the Board of Directors will be compensated 50,000 shares for serving one complete year on the board and attending all meetings as required except as operational directors work requirements may dictate. If the number of directors is to increase from the current seven members to nine members, board compensation will decrease to 35,000 shares per director per year.


                                    PART II
                                    -------

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

          Absence of Public Market: Instability of Stock Price
          -----------------------------------------------------

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

     The sale of "restricted securities" held by members of management and others could also have an adverse effect on any such market; currently, 32,334,422 shares of the Company's common stock are outstanding 23,281,492 of which are designated as "restricted securities." Of this amount, 14,995,195 shares of these "restricted securities" have been held for a sufficient period of time to be sold under Rule 144 of the Securities and Exchange Commission.


------------------------------------------------------------------------------
COMMON
NON-NASDAQ OTC:

DATE                    VOLUME       HIGH ASK   LOW BID     AVERAGE CLOSE
----                    ------       --------   -------     -------------
OCT 30, 1998          1,027,800        .63       .23             .37
NOV 30, 1998            573,700        .45       .22             .25
DEC 31, 1998          3,638,400        .53       .13             .26
JAN 29, 1999          3,671,900        .82       .25             .44
FEB 26, 1999          1,135,200        .49       .21             .40
MAR 31, 1999          2,528,600        .44       .26             .35
APR 30, 1999          1,017,500        .34       .19             .20
MAY 28, 1999          1,233,400        .24       .19             .19
JUNE 30, 1999         2,939,000        .28       .13             .19
JULY 30, 1999         1,730,700        .27       .14             .18
AUG 31, 1999         10,718,800        .49       .12             .28
SEPT 30, 1999         1,813,500        .34       .25             .22

***These quotations do not represent actual transactions, and do not reflect broker/dealer mark-ups, mark-downs or commissions.
-----------------------------------------------------------------------------

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------

Results of Operations

     During 1998 the Company changed its fiscal year end to September 30, 1998. Accordingly, a statement of operations for the nine months ended September 30, 1998 was filed. In order to make a more meaningful period-to-period comparison of the Company's operating results, the following table presents certain historical financial data for the year ended September 30, 1999 as compared to certain annualized proforma financial data for the year ended September 30, 1998. The annualized proforma financial data represents the actual historical financial data for the nine months ended September 30, 1998 that has been annualized to produce financial data for the year ended September 30, 1998. The annualized proforma financial data is not necessarily indicative of the results that would have occurred had the actual financial data for the year ended September 30, 1998 been presented.

                                                          Historical        Proforma
                                                          Year Ended       Year Ended
                                                         September 30,   September 30,
                                                             1999             1998
                                                         ------------     -------------
          Total revenue                                     $5,153,961      $4,640,567
          Gross margin                                       2,268,376       2,715,983
          General and administrative expense                 3,018,379       2,855,345
          Depreciation and amortization expense                877,963         671,907
          Interest expense                                   1,219,703         317,525
          Loss (gain) from discontinued operations             810,326         (25,061)
          Cumulative effect of change in accounting
            for start-up expenses                              170,611               -


     Revenues for the year ended September 30, 1999, increased $513,594 or 11.1% to $5,153,961 from $4,640,567 for the proforma year ended September 30, 1998. This increase was due to increased revenues in PS&L and the opening of Hero's Waterworld during 1999.

     Gross margin for the year ended September 30, 1999, decreased ($447,607) or (16.5)% to $2,268,376 from $2,715,983 for the proforma year ended September 30, 1998. This decrease was due to the high cost associated with the initial year operations of Hero's Waterworld and the lower margins earned on its foreign military entertainment operations.

     General and administrative expenses for the year ended September 30, 1999, increased $163,034 or 5.7% to $3,018,379 from $2,855,345 for the proforma year ended September 30, 1998. This increase is generally attributable to additional costs of opening Hero's Waterworld and the increase in revenue during fiscal year 1999.

     Depreciation expense for the year ended September 30, 1999, increased $206,056 or 30.7% to $877,963 from $671,907 for the proforma year ended September 30, 1998. The increase is due to the acquisition of sound and lighting equipment and the remodeling of Hero's Waterworld in fiscal year 1999.

     Interest expense increased $902,178 to $1,219,703 for the year ended September 30, 1999, from $317,525 for the proforma year ended September 30, 1998. The increase is due to the high costs associated with the addition of approximately $2,000,000 of new debt in fiscal year 1999.

     In October 1998 the Company changed its method of accounting for start-up costs. The change involved expensing these costs as incurred, rather than capitalizing and subsequently amortizing such costs. The change in accounting principle resulted in the write-off of $170,611 which has been expensed and included in the accompanying 1999 consolidated statement of operations.


LIQUIDITY AND CAPITAL RESOURCES

   During the year ended September 30, 1999 and the nine months ended September 30, 1998, the Company has experienced negative financial results as follows:

                                                           Nine Months
                                           Year Ended         Ended
                                         September 30,     September 30,
                                              1999             1998
                                         --------------   --------------

Net loss                                   $(3,830,948)     $  (827,780)

Negative cash flows from operations           (913,276)        (160,021)

Negative working capital                    (2,221,853)        (768,420)

Accumulated deficit                         (6,165,916)      (2,334,968)

   In addition to negative financial results, the Company has also experienced operational problems as follows:

 . Redfish Management, Inc. ("RMI"), a wholly owned subsidiary of the Company, filed for Chapter 11 bankruptcy protection to allow the Company to limit future losses by its restaurant operations.

 . The Company has been delinquent on payments of principal for a significant portion of its note payable and capital lease obligations.

 . The Company is in violation of various financial and non-financial covenants included in certain of its notes payable and capital lease agreements for which waivers have not been obtained. Accordingly, debt under those agreements has been classified as current in the accompanying financial statements and could be called by the creditors.

   Management has developed specific plans to address its current financial situation as follows:

 . The Company has signed a letter of intent with an investment company under which the investment company will use its best efforts to raise from $3.0 million to $4.7 million on behalf of the Company. The Company will use the proceeds from this new debt financing, if received, to repay existing delinquent debt and to support its continuing operations.

 . The Company has obtained extensions on the maturity of $2,600,000 of its notes payable ("Investor Notes") to October 1, 2000.

 . The Company has adopted plans to discontinue its restaurant operations because those operations require significant amounts of debt financing and have contributed significantly to the Company's financial problems. Seeking Chapter 11 bankruptcy for Redfish Management, Inc. was a step necessary to allow the Company to eliminate those operations without increasing risk to its more profitable operations.

   Management of the Company believes that with the extension of its Investor Notes and with its current business plans that it will ultimately achieve adequate profitability and cash flow from operations in order to meet its current obligations and fund the continuation of its business operations.


ITEM 7 - FINANCIAL STATEMENTS
-----------------------------

     The Company's audited Financial Statements for the years ended September 30, 1999, and the nine months ended September 30,1998 are presented on the following pages.


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     On September 3, 1999, the Company was notified by Brian S. Nathanson, CPA ("Brian S. Nathanson") that he would not be continuing as the Company's independent accountant. The Company engaged Ham, Langston & Brezina, L.L.P. ("Ham, Langston & Brezina") as its new independent accountant. The decision to change the Company's independent accountant was recommended and approved by the Company's Board of Directors.

     Brian S. Nathanson's reports on the Company's consolidated financial statements for the nine months ended September 30, 1998 and the year ended December 31, 1997, respectively, did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the Company's two fiscal years ended September 30, 1998 and the subsequent interim period preceding the decision to change independent accountants, there were no disagreements with Brian S. Nathanson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Brian S. Nathanson, would have caused it to make a reference to the subject matter or the disagreement(s) in connection with its reports covering such periods.

     During the Company's two fiscal years ended September 30, 1998 and the subsequent interim period preceding the decision to change independent accountants, there were no "reportable events" (hereinafter defined) requiring disclosure pursuant to Section 229.304(a)(1)(v) of Regulation S-K. As used herein, the term "reportable event" means any of the items listed in paragraphs
(a)(1)(v)(A)-(D) of Section 304 of Regulation S-K.

     Effective September 28, 1999, the Company engaged Ham, Langston & Brezina as its independent accountants. During the two fiscal years ended September 30, 1998 and the subsequent interim period preceding the decision to change independent accountants, neither the Company nor anyone on its behalf consulted Ham, Langston & Brezina regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, nor has Ham, Langston & Brezina provided to the Company a written report or oral advice regarding such principles or audit opinion.

                                    PART III
                                    --------

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION16(a) OF THE EXCHANGE ACT.
-------------------------------------------------

The following table sets forth-certain information concerning the Company's executive officers and directors:

Name                       Age       Position
----                       ---       --------

James Douglas Butcher       40       Chairman of the Board and CEO

Leonida Butcher             43       Director

William M. Grasberger       45       Secretary and Director

Mark Madamba                37       Director

Jeffery Thornton            43       Director

Gobind Sahney               37       Director

Douglas Miller              36       Director

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

     WILLIAM MICHAEL GRASBERGER, President, NiteLife Entertainment, has been with NiteLife since 1983. Prior to joining the Company, Mr. Grasberger has a Bachelor of Arts degree from California State University of Pennsylvania where he won the Distinguished Service Award for his work in radio and television, student government and academics. Mr. Grasberger was the founder of Video Link, which distributes music videos to clubs and restaurants and most importantly, provides the Company with its music videos. The Video Link television show, developed by Mr. Grasberger in 1986, is still being seen around the world on the Armed Forces Television Network.

     MARK MADAMBA, President, Stargate, Inc. since May 1994. After graduating from high school in 1980, Mr. Madamba entered the Technical Vocational Institute of New Mexico. At age 19, he successfully completed and received a two-year diploma in digital electronics. Mr. Madamba then moved to Kadena Air Base, Japan where he began working as an electronic technician in the Air Force slot machine program. In 1986, he designed and produced an electronic circuit board to eliminate a computer design error in the base's slot machines. The new circuit was used throughout the Air Force and was eventually sold to the manufacturer as well. Mr. Madamba subsequently was recognized as the top electronic troubleshooter in the Air Force slot machine program and was transferred to the Headquarters Air Force Morale, Welfare and Recreation Department in San Antonio, Texas. There he served as a Technical Advisor and Program Manager for the thirty million dollar a year Air Force slot machine program encompassing over 35 bases worldwide. Using computer aided design programs, Mr. Madamba designed eleven new games that were installed as a modification to existing machines. He also developed all game and machine specifications for the Air Force's first video poker and stepper motor driven slot machine. In 1990, Headquarters Pacific Air Forces employed Mr. Madamba to provide technical and management oversight to ten bases in the Pacific Rim. Based at Osan Air Base, South Korea, he was directly responsible for the slot program at Osan Air Base.

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

     DOUGLAS W. MILLER, Director, is a native of San Diego, California and President of Capital Growth Planning, Inc. He began his association with Capital Growth Planning in August of 1988 after graduating from Fresno State University with an emphasis in Financial Services and successful completion of the Northwestern Mutual Life Insurance Company management training program. Company responsibilities include: personal sales, product development and marketing, as well as recruiting, training, and management of company representatives. Mr. Miller holds licenses in Securities, Real Estate, and Insurance.

     GOBIND SAHNEY, Director, has a background in finance and business management; past experience includes advising small to mid-size companies on organizing and/or reorganizing themselves to identify investors, attract capital, and/or recruit qualified managers and directors capable of guiding the companies to a higher level of performance and recognition. Mr. Sahney is a graduate of Babson College with dual degrees in Finance and Accounting.

ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

The following table sets forth information concerning compensation of the chief executive officer and all other executive officers of the Company whose salary and bonus exceeded $100,000 for services rendered to the Company.

                           Summary Compensation Table (1)

                                       Annual Compensation
                              ---------------------------------------

Name and                                             Other Annual
Principal Position            Year  Salary    Bonus  Compensation
------------------            ----  ------    -----  ------------

James D. Butcher            1999  $156,000     (1)
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

COMPENSATION OF DIRECTORS

     The Company's Board of Directors is comprised of employees of the Company and two outside board members, and receives 50,000 shares of restricted common stock plus travel expenses in connection with attending Board Meetings.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of September 30, 1999, for (a) each person known by the Company to own beneficially more than 5% of the Common Stock, (b) each director, (c) each executive officer identified in the compensation table above, and (d) officers and directors of the Company as a group.


Name of Beneficial             Number of Shares    Percentage
Owner                         Beneficially Owned      Owned
---------------------------   ------------------   -----------

James D. Butcher &                    10,260,169        33.76%
Leonida Butcher
480 Kirby Rd.
Seabrook, TX 77586

Michael W. Grasberger                  2,443,460         8.04%
2037 Spinnaker Drive
League City, TX 77573

Mark Madamba                              90,000        0.296%

Jeffrey Thornton                          40,000        0.132%

Douglas Miller                            95,105        0.247%

Gobin Sahney                                N/A           N/A

All Officers and
Directors as a group (6)              12,928,734       42.487%

ITEM 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

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

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  Exhibits

     27  Financial Data Schedule

(b)  Reports on Form 8-K
          Attached

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 Entertainment Technologies and Programs, Inc.

                             /s/  James D. Butcher
                             ---------------------
                        By: James D. Butcher, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                   Capacity                     Date
---------                   --------                     ----

/s/ James D. Butcher        President, Chief Executive         March 24, 2000
-------------------------   Officer and Director (Principal
James D. Butcher            Executive Officer)


/s/ Leonida Butcher         Director                           March 24, 2000
-------------------------
Leonida Butcher

/s/ Mark Madamba            Director                           March 24, 2000
-------------------------
Mark Madamba

/s/ Jeffrey Thornton        Director                           March 24, 2000
-------------------------
Jeffrey Thornton

/s/ William Grasberger      Secretary                          March 24, 2000
-------------------------   and Director
William Grasberger

/s/ Gobin Sahney            Director                           March 24, 2000
-------------------------
Gobin Sahney

/s/Douglas Miller           Director                           March 24, 2000
-------------------------
Douglas Miller

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                                   __________



                       CONSOLIDATED FINANCIAL STATEMENTS
                    WITH REPORTS OF INDEPENDENT ACCOUNTANTS
                   FOR THE YEAR ENDED SEPTEMBER 30, 1999 AND
                    THE NINE MONTHS ENDED SEPTEMBER 30, 1998

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS
                                   __________

                                                                    PAGE(S)
                                                                    -------

Reports of Independent Accountants...................................  F-3

Consolidated Financial Statements:

  Consolidated Balance Sheet as of September 30,
    1999.............................................................  F-5

  Consolidated Statement of Operations for the
    year ended September 30, 1999 and the nine
    months ended September 30, 1998..................................  F-6

  Consolidated Statement of Cash Flows for the
    year ended September 30, 1999 and the nine
    months ended September 30, 1998..................................  F-7

  Consolidated Statement of Stockholders' Deficit
    for the year ended September 30, 1999 and
    the nine months ended September 30, 1998.........................  F-8

Notes to Consolidated Financial Statements...........................  F-9


                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



To the Board of Directors and Stockholders of Entertainment Technologies & Programs, Inc.


We have audited the accompanying consolidated balance sheet of Entertainment Technologies & Programs, Inc. and Subsidiaries as of September 30, 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entertainment Technologies & Programs, Inc. and Subsidiaries as of September 30, 1999, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

As explained in Note 15 to the financial statements, effective October 1, 1998, the Company changed its method of accounting for start-up costs.


                                 /s/ Ham, Langston & Brezina, L.L.P.


Houston, Texas
December 30, 1999, except for
Note 7, as to which the date
is March 27, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



To the Board of Directors and Stockholders of Entertainment Technologies & Programs, Inc.


We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of Entertainment Technologies & Programs, Inc. and Subsidiaries for the nine months ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Entertainment Technologies & Programs, Inc. and Subsidiaries for the nine months ended September 30, 1998, in conformity with generally accepted accounting principles.


                                 /s/ Brian S. Nathanson


Newport Beach, California
January 3, 1999

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999


ASSETS
----------

Current assets:
  Accounts receivable, net                              $  441,861
  Inventory                                                 92,445
  Prepaid expenses                                          21,681
                                                        ----------

    Total current assets                                   555,987

Property and equipment, net                              4,301,587
Net non-current assets of discontinued
  restaurant operations                                     90,000
Other assets                                                28,166
                                                        ----------

      Total assets                                      $4,975,740
                                                        ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Book overdraft                                       $    36,888
  Current maturities of notes payable                    1,201,984
  Current portion of capital lease obligation              350,487
  Accounts payable and accrued liabilities               1,168,481
  Accrued phase-out period losses of discontinued
    restaurant operations                                   20,000
                                                       -----------

    Total current liabilities                            2,777,840

Notes payable, net of current maturities                 2,600,000

Capital lease obligation, net of current portion           217,943
                                                       -----------

      Total liabilities                                  5,595,783
                                                       -----------

Commitments and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 50,000,000
    shares authorized, 32,734,422 shares
    outstanding at September 30, 1999                       32,734
  Additional paid-in capital                             5,663,139
  Accumulated deficit                                   (6,165,916)
  Treasury stock: 400,000 shares at cost                  (150,000)
                                                       -----------

      Total stockholders' deficit                         (620,043)
                                                       -----------

        Total liabilities and stockholders'
          deficit                                      $ 4,975,740
                                                       ===========

          See accompanying notes to consolidated financial statements.

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE YEAR ENDED SEPTEMBER 30, 1999 AND
                    THE NINE MONTHS ENDED SEPTEMBER 30, 1998


                                                                               NINE MONTHS
                                                               YEAR ENDED         ENDED
                                                             SEPTEMBER 30,    SEPTEMBER 30,
                                                                  1999             1998
                                                             --------------   --------------
                                                                              (AS RESTATED)

Revenue:
  Entertainment services                                       $ 4,208,963      $ 2,965,530
  Retail                                                           944,998          514,895
                                                               -----------      -----------

    Total revenue                                                5,153,961        3,480,425
                                                               -----------      -----------

Cost of sales and services:
  Entertainment services                                         2,102,550        1,265,411
  Retail                                                           783,035          178,027
                                                               -----------      -----------

    Total cost of sales and services                             2,885,585        1,443,438
                                                               -----------      -----------

Gross margin                                                     2,268,376        2,036,987

General and administrative expenses                              3,018,379        2,141,509

Depreciation and amortization                                      877,963          503,930
                                                               -----------      -----------

  Loss from operations                                          (1,627,966)        (608,452)
                                                               -----------      -----------

Other expenses:
  Loss on disposal of assets                                         2,342               --
  Interest expense:
    Stock issued for interest expense                              417,709           60,000
    Amortization of loan costs paid by the Company                 417,506               --
    Interest expense based upon contract rates in loan
      agreements                                                   384,488          178,144
                                                               -----------      -----------

      Total interest expense                                     1,219,703          238,144
                                                               -----------      -----------

    Total other expenses                                         1,222,045          238,144
                                                               -----------      -----------

Loss from continuing operations                                 (2,850,011)        (846,596)

Discontinued operations:
  Gain (loss) from operation of discontinued restaurant
    division                                                      (510,962)          18,796
  Loss on disposal of discontinued restaurant division,
    including provision of $125,000 for losses during
    the phase-out period                                          (299,364)              --
                                                               -----------      -----------

Loss before cumulative effect of change in accounting
  principle                                                     (3,660,337)        (827,800)

Cumulative effect of change in accounting for start
  up expenses                                                     (170,611)              --
                                                               -----------      -----------

Net loss                                                       $(3,830,948)     $  (827,800)
                                                               ===========      ===========

Basic and diluted net loss per common share:
  Continuing operations                                        $     (0.09)     $     (0.03)
  Discontinued operations                                            (0.02)              --
  Cumulative effect of change in accounting principle                (0.01)              --
                                                               -----------      -----------

    Net loss                                                   $     (0.12)     $     (0.03)
                                                               ===========      ===========

Weighted average shares outstanding                             31,922,657       25,680,714
                                                               ===========      ===========

          See accompanying notes to consolidated financial statements.

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE YEAR ENDED SEPTEMBER 30, 1999 AND
                    THE NINE MONTHS ENDED SEPTEMBER 30, 1998


                                                                           NINE MONTHS
                                                            YEAR ENDED        ENDED
                                                          SEPTEMBER 30,    SEPTEMBER 30,
                                                               1999            1998
                                                          --------------   --------------
                                                                           (AS RESTATED)
Cash flows from operating activities:
  Net loss                                                  $(3,830,948)     $  (827,800)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Loss (gain) from discontinued operations                    510,962          (18,796)
    Loss on disposal of discontinued operations                 299,364               --
    Depreciation and amortization                               877,963          503,930
    Provision for doubtful accounts                               4,985            8,015
    Loss on disposal of property and equipment                    2,342               --
    Common stock issued for services                             60,400               --
    Common stock issued for interest expense                    486,000           60,000
    Cumulative effect of a change in accounting                 110,510               --
    Cumulative effect of a change in accounting
      related to discontinued operations                         60,091               --
    Changes in operating assets and liabilities, net
      of effects from acquisitions:
      Accounts receivable                                       144,593         (213,406)
      Inventory                                                 111,036          (44,623)
      Other assets                                               83,076           32,828
      Accounts payable and accrued liabilities                  610,873          304,667
                                                            -----------      -----------

        Net cash used in continuing operations                 (468,753)        (195,185)
        Net cash provided by (used in) discontinued
          operations                                           (444,523)          35,164
                                                            -----------      -----------

          Net cash used in operating activities                (913,276)        (160,021)
                                                            -----------      -----------

Cash flows from investing activities:
  Capital expenditures                                         (861,142)      (2,352,792)
  Capital expenditures of discontinued operations               (12,799)        (420,363)
  Proceeds received from sale of property and
    equipment                                                    66,561               --
  Other                                                              --         (115,007)
                                                            -----------      -----------

          Net cash used in investing activities                (817,460)      (2,888,162)
                                                            -----------      -----------

Cash flows from financing activities:
  Increase in book overdraft                                     36,888               --
  Proceeds from notes payable                                 2,223,165          524,374
  Proceeds from sale of common stock                             10,000        2,404,387
  Payments on notes payable                                    (352,880)              --
  Payments on capital lease obligation                          (53,177)              --
  Purchase of treasury stock                                   (150,000)              --
                                                            -----------      -----------

          Net cash provided by financing activities           1,713,996        2,928,761
                                                            -----------      -----------

Decrease in cash and cash equivalents                            (6,740)        (119,422)

Cash and cash equivalents, beginning of year                      6,740          126,162
                                                            -----------      -----------

Cash and cash equivalents, end of year                    $          --      $     6,740
                                                            ===========      ===========
Supplemental disclosure of cash flow information:
 Cash paid for interest expense                           $     887,491       $  168,144
                                                            ===========       ==========

 Cash paid for income taxes                               $          --       $       --
                                                            ===========       ===========

          See accompanying notes to consolidated financial statements.

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 FOR THE YEAR ENDED SEPTEMBER 30, 1999 AND THE
                      NINE MONTHS ENDED SEPTEMBER 30, 1998


                                                                 ADDITIONAL   UNISSUED
                                             COMMON STOCK         PAID-IN      COMMON     ACCUMULATED     TREASURY
                                           SHARES      AMOUNT     CAPITAL       STOCK       DEFICIT         STOCK
                                         ----------   --------   ----------   ---------   ------------   -----------

Balance at December 31, 1997             21,886,821    $21,888   $2,653,198   $    --      $(1,507,168)   $      --

Net loss for the nine months ended
  September 30, 1998, as restated                --         --           --         --        (827,800)          --

Common stock issuances                    8,361,184      8,361    2,396,026         --              --           --

Unissued common stock in connection
  with the funding of notes payable              --         --           --     60,000              --           --
                                         ----------   --------   ----------   --------     -----------    ---------

Balance at September 30,
  1998, as restated                      30,248,005     30,249    5,049,224     60,000      (2,334,968)          --

Net loss for the year ended
  September 30, 1999                                                                        (3,830,948)          --

Purchase of 400,000 shares of
  treasury stock                                 --         --           --                         --      (150,000)

Issuance of common stock in con-
  nection with the funding of
  notes payable                           2,050,000      2,050      543,950    (60,000)            --            --

Issuance of common stock for cash            66,667         66        9,934         --             --            --

Issuance of common stock for
  services                                  369,750        369       60,031         --             --            --
                                         ----------   --------   ----------   --------    -----------    ----------

Balance at September 30, 1999            32,734,422    $32,734   $5,663,139   $    --     $(6,165,916)    $(150,000)
                                         ==========   ========   ==========   ========    ===========    ==========

          See accompanying notes to consolidated financial statements.

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

1.  BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ---------------------------------------------------------

   BACKGROUND
   ----------

   Entertainment Technologies & Programs, Inc. ("ETP") and its wholly-owned subsidiaries (the "Company") are engaged in four major areas of operations as follows:

   . Operation of night clubs and other entertainment facilities on United States military bases throughout the world, including the planning, promotion and production of live performances at such facilities.

   . Design and retail sale of professional sound and lighting equipment to both the United States military and the non-military consumer markets.

   .   Design and operation of amusement facilities and equipment.

   .   Operation of restaurants.  (See Note 11)

   The accompanying consolidated financial statements include the accounts and transactions of ETP, along with its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements and notes thereto are presented as if all mergers and business combinations accounted for as poolings of interest have operated as one entity since inception.

   USE OF ESTIMATES
   ----------------

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from estimates.

   REVENUE RECOGNITION
   -------------------

   Revenue is recognized at the time services are performed or when products are shipped.


                                   Continued

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
   --------------------------------------------------------------------

   CONCENTRATIONS OF CREDIT RISK
   -----------------------------

   Financial instruments which subject the Company to concentrations of credit risk include cash and accounts receivable. The Company maintains its cash in well known banks selected based upon management's assessment of the banks' financial stability. Balances periodically exceed the $100,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits. Accounts receivable generally arise from sales of equipment and services to the United States Government and to United States consumers. Collateral is generally not required for credit granted. Sales to the United States government approximate 70% of total sales reported in the accompanying statements of operations.

   CASH EQUIVALENTS
   ----------------

   For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

   INVENTORIES
   -----------

   Inventories, consisting primarily of items available for catalog sales or for use in the Company's restaurant operations are valued at the lower of cost or market. Cost is determined based upon the first-in, first-out (FIFO) method.

   PROPERTY AND EQUIPMENT
   ----------------------

   Property and equipment is stated at cost. Depreciation is computed principally by the straight-line method over estimated useful lives as follows:

                                               ESTIMATED
     DESCRIPTION                              USEFUL LIVES

     Amusement games                            5 years
     Furniture and equipment                  5-7 years
     Club equipment                           5-7 years
     Leasehold improvements                    15 years
     Vehicles                                   5 years
     Buildings                                 39 years


                                   Continued

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
   --------------------------------------------------------------------

   INCOME TAXES
   ------------

   The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

   LOSS PER SHARE
   --------------

   Basic and diluted loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period.

   STOCK-BASED COMPENSATION
   ------------------------

   The Company accounts for its stock compensation arrangements under the provisions of APB No. 25 "Accounting for Stock Issued to Employees". The Company provides disclosure in accordance with the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation".

   IMPAIRMENT OF LONG-LIVED ASSETS
   -------------------------------

   In the event that facts and circumstances indicate that the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset or the asset's estimated fair value to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.

   FAIR VALUE OF FINANCIAL INSTRUMENTS
   -----------------------------------

   The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.


                                   Continued

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
   --------------------------------------------------------------------

   COMPREHENSIVE INCOME
   --------------------

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". Comprehensive income includes such items as unrealized gains or losses on certain investment securities and certain foreign currency translation adjustments. The Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, comprehensive income and net income are identical.

   SEGMENT INFORMATION
   -------------------

   In fiscal year 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". Under the new standard, the Company is required to use the management approach to reporting its segments. The management approach designates that the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's segments. The adoption of SFAS No. 131 had no impact on the Company's net loss, balance sheet, or stockholders' equity. The accounting policies of the segments are the same as those described elsewhere in Note 1.

   RECLASSIFICATIONS
   -----------------

   Certain items in these financial statements have been reclassified to conform to the current period presentation.


2. LIQUIDITY
   ---------

   During the year ended September 30, 1999 and the nine months ended September 30, 1998, the Company has experienced negative financial results as follows:



                                   Continued

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. LIQUIDITY, CONTINUED
   --------------------
                                                            NINE MONTHS
                                             YEAR ENDED        ENDED
                                            SEPTEMBER 30,   SEPTEMBER 30,
                                                1999             1998
                                             -----------      -----------
                                                            (AS RESTATED)

      Net loss                               $(3,830,948)     $  (827,780)

      Negative cash flows from
       operations                               (913,276)        (160,021)

      Negative working capital                (2,221,853)        (768,420)

      Accumulated deficit                     (6,165,916)      (2,334,968)

   In addition to negative financial results, the Company has also experienced operational problems as follows:

 . Redfish Management, Inc. ("RMI"), a wholly owned subsidiary of the Company, filed for Chapter 11 bankruptcy protection to allow the Company to limit future losses by its restaurant operations (See Note 11).

 . The Company has been delinquent on payments of principal for a significant portion of its note payable and capital lease obligations.

 . The Company is in violation of various financial and non-financial covenants included in certain of its notes payable and capital lease agreements for which waivers have not been obtained. Accordingly, debt under those agreements has been classified as current in the accompanying financial statements (See Note 7 and 10) and could be called by the creditors.

   Management has developed specific plans to address its current financial situation as follows:

 . The Company has signed a letter of intent with an investment company under which the investment company will use its best efforts to raise from $3.0 million to $4.7 million on behalf of the Company. The Company will use the proceeds from this new debt financing, if received, to repay existing delinquent debt and to support its continuing operations.



                                   Continued

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

2. LIQUIDITY, CONTINUED
   --------------------

   . The Company has obtained extensions on the maturity of its Investor Notes (See note 7) to October 1, 2000.

   . The Company has adopted plans to discontinue its restaurant operations because those operations require significant amounts of debt financing and have contributed significantly to the Company's financial problems. Seeking Chapter 11 bankruptcy for Redfish Management, Inc. was a step necessary to allow the Company to eliminate those operations without increasing risk to its more profitable operations.

   Management of the Company believes that with the extension of its Investor Notes and with its current business plans that it will ultimately achieve adequate profitability and cash flow from operations in order to meet its current obligations and fund the continuation of its business operations.


3. PRIOR PERIOD ADJUSTMENTS
   ------------------------

   During the nine months ended September 30, 1998 there was an error in the recording of certain accrued liabilities and a note payable to an individual. Additionally, the Company did not properly value shares of its common stock issued in connection with the funding of certain notes payable. The effect of correcting these errors in application of generally accepted accounting principles on the Company's financial statements as of and for the nine months ended September 30, 1998 is as follows:

      Increase in total liabilities                $246,677
                                                   ========

      Increase in additional paid-in capital       $ 60,000
                                                   ========

      Increase in accumulated deficit              $306,677
                                                   ========

      Increase in net loss                         $306,677
                                                   ========

      Increase in net loss per common share        $   0.01
                                                   ========



                                   Continued

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

4. BUSINESS COMBINATIONS
   ---------------------

   In June 1998 the Company acquired Waterpark Wonderland, Inc. in Midland County, Texas. This acquisition has been accounted for using the purchase method of accounting and the results of operations of Waterpark Wonderland, Inc. have been consolidated with the Company's since the date of the acquisition.

   The $881,653 purchase price has been allocated to the assets acquired based on cash paid of $131,653 and the quoted market value of the 2,000,000 shares of the Company's common stock exchanged for the assets of Waterpark Wonderland, Inc.

   The following unaudited summary proforma information presents the consolidated results of operations as if the effective date of the acquisition occurred at the beginning of 1998 after giving effect to certain adjustments which include increased depreciation expense and the additional common shares outstanding as a result of the acquisition.

                                                      NINE MONTHS
                                                         ENDED
                                                      SEPTEMBER 30,
                                                          1998
                                                     -------------

   Entertainment service revenue                       $4,626,988

   Loss before extraordinary item                        (832,107)

   Net loss                                              (832,107)

   Net loss available to common stockholders             (832,107)

   Basic and dilutive net loss per common
     share                                                  (0.03)


   In March 1998, the Company entered into two merger transactions accounted for as poolings of interests. Under the terms of the pooling transactions, the Company exchanged a total of 2,850,000 shares of its common stock for 100% of the outstanding common stock of Hero's Family Fun Entertainment, Inc. in Pasadena, Texas and for 100% of the outstanding common stock of Chacho's, Inc. in Houston, Texas.



                                   Continued

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

5. ACCOUNTS RECEIVABLE
   -------------------

   Accounts receivable consist primarily of amounts due from U.S. military bases for the purchase of entertainment equipment and services. An allowance for doubtful accounts is provided, when appropriate, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating probable bad debts. Such factors include circumstances with respect to specific accounts receivable, growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. Accounts receivable at September 30, 1999 are stated net of an allowance for doubtful accounts of $17,985.

6. PROPERTY AND EQUIPMENT
   ----------------------

   Property and equipment consisted of the following at September 30, 1999 and 1998:

                                              1999           1998
                                          ------------   ------------

      Land                                $   913,485    $   913,485
      Buildings and improvements            1,626,405      1,557,101
      Club equipment                        2,237,255      2,674,754
      Amusement games                       1,991,374      2,207,926
      Furniture and equipment                 351,702        363,206
      Vehicles                                115,151        115,151
                                          -----------    -----------

                                            7,235,372      7,831,623
      Less: accumulated depreciation
        and amortization                   (2,933,785)    (2,930,797)
                                          -----------    -----------

        Property and equipment, net       $ 4,301,587    $ 4,900,826
                                          ===========    ===========

   Depreciation expense for the year ended September 30, 1999 and the nine months ended September 30, 1998 was $920,589 and $520,298, respectively.



                                   Continued

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

7. NOTES PAYABLE
   -------------

   Notes payable consist of the following at September 30, 1999:

   Note payable to a bank (the "SBA Loan"),
     bearing interest of 11.0% per year and
     due in monthly payments of $5,928,
     including interest, through November
     2016.  This note is guaranteed by the
     United States Small Business Adminis-
     tration ("SBA") and is collateralized
     by certain real estate and by the per-
     sonal guarantee of an officer/stock-
     holder of the Company.                                 $  528,472

   Notes payable to investors (the "Investor
     Notes") under private placements handled
     by an investment company.  These notes
     bear interest at stated rates ranging
     from 12.0% to 14.0% per year and are
     collateralized by substantially all
     assets of the Company.  In connection
     with the funding of the Investor Notes,
     the Company issued a total of 2,050,000
     shares of its common stock and paid loan
     costs of approximately $420,000.  Accord-
     ingly, the actual weighted average int-
     erest rate on these notes, including the
     effect of the issuance of common stock and
     the payment of loan costs, approximated
     61% during the year ended September 30,
     1999.                                                   2,600,000

    Notes payable to individuals, due on
      demand, bearing interest at various
      rates up to 10% per year.  These
      notes are not collateralized.                            329,924

    Note payable to a factoring company,
      bearing interest at graduated rates
      based upon the collection period
      for factored receivables.                                268,588

    Note payable to a bank, bearing interest
      of 13.25% per year and due on demand.
      This note is not collateralized.                          75,000
                                                           -----------

      Total notes payable                                    3,801,984

    Less current maturities                                 (1,201,984)
                                                           -----------

        Total notes payable, net of current
          maturities                                       $ 2,600,000
                                                           ===========

                                   Continued

         ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  __________

7. NOTES PAYABLE, CONTINUED
   ------------------------

   The SBA Loan, contains various financial and non-financial covenants, which require the Company, among other things, to maintain certain levels of cash flows, stockholders' equity and debt to equity. The covenants also prohibit, without the consent of the lender, the Company from making material changes to its business, declaring or paying dividends, transferring ownership interests in the Company, paying salaries to certain officers of the Company in excess of specified limits, or incurring new debt. The Company is in violation of many of the covenants of the SBA Loan. Accordingly, the SBA Loan could be called at any time by the lender. The Company has not requested or received covenant violation waivers from the lender and the SBA Loan has been classified as current in the financial statements.

   The Investor Notes consist of five notes in face values of $200,000 to $600,000. The investment company arranged for funding of the Investor Notes using two methods. Two of the notes with a total face value of $1,200,000 were placed in unit trusts in which investors acquired interest in $1,000 units. The remaining $1,400,000 was funded through the sale of undivided interests in three notes. The Company, in order to secure the funding under Investor Notes issued a total of 2,050,000 shares of its common stock to the investors and the investment company. The issuance of those shares resulted in the Company recognizing $60,000 of additional interest expense in 1998 and $486,000 in 1999. The Company also incurred loan costs in connection with the Investor Notes of approximately $420,000 in the form of legal fees, accounting fees, commissions and other directly related costs.

   The Investor Notes contain certain covenants that require, among other things, that the Company make all payments under the notes when due, experience no significant change in its financial condition or be the subject of any bankruptcy proceedings (See Note 2). The Company was in violation of certain covenants under the Investor Notes. However, effective March 27, 2000, the Company received an extension of the maturity of its Investor Notes to October 1, 2000. In connection with this extension the Company has agreed to: (1) pay the note holders a 2% extension fee; (2) issue them an additional 380,000 shares of restricted common stock; and (3) give them the option to receive the 2% extension fee, delinquent interest payments and late fees, and future interest payments through October 1, 2000, in either cash or the Company's restricted common stock at a conversion price of 10.5 cents per share.



                                   Continued

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  __________

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:
   -----------------------------------------

   Accounts payable and accrued liabilities consisted of the following at September 30, 1999:

      Accounts payable, trade            $718,904
      Accrued payroll                     103,641
      Accrued rent expense                 69,820
      Payroll taxes payable                58,245
      Accrued interest expense             56,118
      Sales taxes payable                  17,545
      Accrued property tax expense         65,788
      Other accrued expenses               78,420
                                         --------

                                       $1,168,481
                                       ==========


9. INCOME TAXES
   ------------

   The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of September 30, 1999, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $6,000,000 which expire in various years through 2019. Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership change in the Company that could result from the debt agreement with an investment company could severely limit the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

   The composition of deferred tax assets and liabilities and the related tax effects at September 30, 1999 are as follows:



                                   Continued

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. INCOME TAXES, CONTINUED
   -----------------------

      Deferred tax assets:
        Net operating losses                                      $ 2,040,489
        Other asset basis difference                                   46,406
        Accrued liabilities and reserves                               21,203
        Accrued loss on disposal of discontinued
          operations                                                  101,784
        Valuation allowance                                        (2,101,571)
                                                                  -----------

          Total deferred tax assets                                   108,311
                                                                  -----------
     Deferred tax liabilities:
       Property and equipment                                        (108,311)
                                                                   ----------

         Total deferred tax liability                                (108,311)
                                                                   ----------

     Net deferred tax asset (liability)                           $        --
                                                                   ==========

   The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:

                                            YEAR ENDED                  NINE MONTHS ENDED
                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                              1999                             1998
                                          -------------------------   ----------------------
                                              AMOUNT          %         AMOUNT         %
                                          --------------   --------   -----------   --------
                                                                           (AS RESTATED)

       Benefit for income tax at
         federal statutory rate             $(1,302,522)   (34.00)%    $(281,452)   (34.00)%
       Difference in depreciation                50,266      1.32        (64,104)    (7.74)
       Difference in amortization
         of start-up costs                       46,406      1.22          9,754      1.18
       Difference in recognition
         of accrued expenses                     21,203       0.56            --        --
       Difference in recognition of
         accrued loss on disposal of
         discontinued operations                101,784       2.65            --        --
       Difference in gain on sale
         of asset                                 7,565       0.19        (9,298)     (1.12)
       Non-deductible expenses                    2,119       0.05         1,694       0.20
       Increase in valuation
         allowance                            1,073,179      28.01       343,406      41.48
                                            -----------    -------     ---------    -------

                                          $          --       0.00%    $     --        0.00%
                                          =============    =======    ==========    =======



                                   Continued

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

10.  LEASE OBLIGATIONS
     -----------------

   Included in property and equipment in the accompanying consolidated balance sheet at September 30, 1999 are the following assets held under a capital lease:

     Amusement games                                   $  700,000

     Accumulated amortization                            (163,333)
                                                        ----------

     Assets under capital leases, net                  $  536,667
                                                       ==========


   The Company has also entered into certain operating leases for offices and restaurants. Certain of the leases provide for renewal options, payment of taxes and utilities by the Company, and increases to rent should certain costs to the landlord increase. Rental expense under operating leases was $423,013 and $216,420 during the year ended September 30, 1999 and the nine months ended September 30, 1998, respectively.

   Minimum lease payments due under leases with original lease terms of greater than one year and expiration dates subsequent to September 30, 1999 are summarized as follows:

         YEAR ENDED                             CAPITAL    OPERATING
        SEPTEMBER 30,                            LEASE      LEASES
        -------------                          ---------   ---------

           2000                               $ 437,127    $ 237,369
           2001                                 230,067      178,691
           2002                                      --       86,049
                                               --------     --------

       Total minimum leases                     667,194    $ 502,109
                                                            ========

       Less amount representing interest         98,764
                                               --------

       Present value of minimum lease
         payments                               568,430

       Less current portion                     350,487
                                               --------

                                              $ 217,943
                                              =========





                                   Continued

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

10.  LEASE OBLIGATIONS, CONTINUED
     ----------------------------

   The capital lease agreement includes certain covenants that require the Company to provide various financial information to the lessor in a timely manner. During the year ended September 30, 1999, the Company did not comply with the lease covenants and at September 30, 1999, the Company was six months past due on required payments of the lease obligation. Accordingly, the Company is in default of the lease agreement and the lessor could repossess the amusement games or request payment of past due amounts. If the lessor requested payment of past due amounts and the Company was unable to comply, the lessor's only recourse is repossession of the leased amusement games. The Company has not requested or received any waiver of covenant violations and its present financial circumstances prevent the Company from making past due lease payments.


11.  DISCONTINUED OPERATIONS
     -----------------------

   On September 15, 1999, the Company adopted a plan to dispose of all restaurant operations. The Company's restaurant operations are conducted through the its wholly owned subsidiary, Redfish Management, Inc. ("RMI"). As part of the Company's plan, RMI sought Chapter 11 federal bankruptcy protection in November 1999 (See Note 2) and began an effort to sell all assets of RMI.

   Based on discussions with prospective buyers of RMI's assets, the Company recognized an estimated loss on disposal of RMI's assets of $279,364 at September 30, 1999. The Company has also recorded a $20,000 provision for losses from continued operation of its restaurants to the date of disposal. Management expects to complete disposition of RMI's assets by January 31, 2000.

   The gain (loss) from operation of the discontinued restaurant division presented in the accompanying statements of operations includes the following:



                                   Continued

         ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  __________

11.  DISCONTINUED OPERATIONS, CONTINUED
     ----------------------------------

                                                           NINE MONTHS
                                           YEAR ENDED         ENDED
                                         SEPTEMBER 30,    SEPTEMBER 30,
                                              1999            1998
                                         --------------   -------------

      Net sales                             $1,607,613       $1,275,075

      Gain (loss) from operations             (316,992)          18,796

      Gain (loss) from discontinued
        operations                            (510,962)          18,796

   Net non-current assets of discontinued restaurant operations consist of the following at September 30, 1999:

      Leasehold improvements                                 $  332,239
      Furniture and equipment                                   116,856
                                                              ---------

                                                                449,095
      Less accumulated depreciation                             (95,892)
                                                              ---------

                                                                353,203
      Lease deposits                                             16,161
                                                              ---------

        Total                                                   369,364

      Less estimated provision for loss on
        disposal                                               (279,364)
                                                              ---------

        Net non-current assets of discontinued
          restaurant operations                              $   90,000
                                                              =========



                                   Continued

         ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  __________

12.  CONTINGENCIES
     -------------

   During October 1999, the Company abandoned certain lease space in a shopping mall in Arlington, Texas before the expiration of the lease term. Management abandoned the lease because management believed that the lessor improperly induced the Company to enter the lease through misrepresentations about the ability of the shopping mall to support the amusement services offered by the Company. In January 1999, the lessor filed a lawsuit against the Company seeking damages of $124,727 for breach of lease. Although the Company believes that the lawsuit will be won or settled for much less than the amount sought by the lessor, the Company has recorded an accrual of $62,364 at September 30, 1999.

   As described in Note 2 to the financial statements, on November 16, 1999, RMI, a wholly-owned subsidiary that includes all of the Company's restaurants, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. In connection with the bankruptcy filing, the Company's plan of reorganization is based upon a planned sale of all assets of RMI and use of the proceeds for payment of creditors. At September 30, 1999 the Company has treated the operations of RMI as a discontinued business segment and written the related assets down to their estimated net realizable values (See Note 11). There can be no assurance that the Company's plan of reorganization will be successful or that the $90,000 estimated liquidation value of the assets of RMI will be realized.

   The Company is currently a party to certain other litigation arising in the normal course of business. Management believes that such litigation will not have a material impact on the Company.


13.  BUSINESS SEGMENTS
     -----------------

   During the fiscal year ended September 30, 1999 and the nine months ended September 30, 1998, the Company operated primarily in four strategic business units that offer different products and services: providing military entertainment services, retail sale of sound and lighting equipment, design and operation of amusement facilities and equipment, and operation of restaurants. Restaurant operations have not been included in segment information since they were reported as discontinued operations (See Note
   11). Financial information regarding the other business segments is as follows:



                                   Continued

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

13.  BUSINESS SEGMENTS, CONTINUED
     ----------------------------

                                      MILITARY      RETAIL     AMUSE-
                                   ENTERTAINMENT     SALES      MENT     OTHER     TOTAL
                                   --------------   -------   --------   ------   --------
                                                   (AMOUNTS IN THOUSANDS)
     YEAR ENDED SEPTEMBER 30,
       1999:

     Revenues                             $3,309     $ 945    $   857    $  43    $ 5,154
     Income (loss) from oper-
       ations                               (197)     (166)    (1,107)    (157)    (1,627)
     Total assets                          1,413       272      3,256       35      4,976
     Interest expense                         38        35      1,021      126      1,220
     Depreciation expense                    383         1        484       10        878
     Effect of change in
       accounting                             --        --        111       --        111
     Capital expenditures                    337         2        497       25        861

     NINE MONTHS ENDED
       SEPTEMBER 30, 1998 (AS
       RESTATED):

     Revenues                             $2,362     $ 515    $   603    $ --     $ 3,480
     Income (loss) from op-
       erations                              225        92       (520)    (405)      (608)
     Total assets                          1,585       402      3,539       --      5,526
     Interest expense                          5         5        145       83        238
     Depreciation and
       amortization expense                  230         5        210       59        504
     Capital expenditures                    267         2      2,070       14      2,353


   The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sale prices are market based. The Company evaluates performance based on operating earnings of the respective business units.


14.  NON-CASH FINANCING AND INVESTING ACTIVITY
     -----------------------------------------

   During the year ended September 30, 1999, the Company sold certain equipment in exchange for the buyer's assumption of a $130,565 directly related note payable.



                                   Continued

         ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  __________

15.  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
     ---------------------------------------------------

   Effective October 1, 1998, the Company, in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, changed its method of accounting for start-up costs. The change involved expensing these costs as incurred, rather than capitalizing and subsequently amortizing such costs. The change in accounting principle resulted in the write-off of the costs capitalized as of October 1, 1998. The cumulative effect of the write-off, which totals $170,611, has been expensed and included in the accompanying 1999 consolidated statement of operations. The effect of adopting this change in accounting principle for the year ended September 30, 1999 is as follows:

      Loss from continuing operations            $110,520
      Net loss per share from continuing
        operations                                   0.01

      Loss from discontinued operations            60,091
      Net loss per share from discontinued
        operations                                   0.00

      Net loss                                    170,611
      Net loss per share                             0.01
