Form 10QSB
period 1999-12-31
ENTERTAINMENT TECHNOLOGIES & PROGRAMS INC
filed 2000-04-13
CIK 922257

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended         December 31, 1999
                               -------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________________

                        Commission File Number 0-23914
-------------------------------------------------------------------------

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
-------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Delaware                              87-0521389
      -------------------------------      -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                Identification No.)

          16055 Space Center Blvd., Suite 230, Houston, TX  77062
-------------------------------------------------------------------------
(Address of principal executive offices)      (Zip Code)

                                (281) 486-6115
-------------------------------------------------------------------------
        (Registrant's telephone number, including area code)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  YES  XXX    NO _____           (2)  YES  XXX    NO _____
         -----                               -----

   As of December 31, 1999, the Registrant had outstanding 32,734,422 shares of common stock, par value $0.001 per share.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.

                               TABLE OF CONTENTS

              FORM 10-QSB FOR THE QUARTER ENDED DECEMBER 31, 1999


                                                                PAGE
                                                                ----
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements................................ F-1


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations....... F-11

PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K.................... F-14

   Signature Page............................................... F-15

   Exhibit 27 - Financial Data Schedule......................... F-16


                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
------   --------------------



         ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                                  __________



                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                  (UNAUDITED)

         ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS
                                  __________


                                                              PAGE(S)
                                                              -------
Consolidated Condensed Financial Statements:

  Consolidated Condensed Balance Sheet as of
    December 31, 1999 and September 30, 1999...................   F-3

  Consolidated Condensed Statement of Operations
    for the three months ended December 31, 1999
    and 1998...................................................   F-4

  Consolidated Condensed Statement of Cash Flows
    for the three months ended December 31, 1999
    and 1998...................................................   F-5

  Consolidated Condensed Statement of Stockholders'
    Deficit for the three months ended December 31,
    1999.......................................................   F-6

Selected Notes to Consolidated Condensed Financial
  Statements...................................................   F-7


          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   __________
                                  (UNAUDITED)

                                                        DECEMBER 31,
                                                          1999       SEPTEMBER 30,
      ASSETS                                           (UNAUDITED)       1999
     -------                                           -----------   -------------

Current assets:
  Cash and cash equivalents                            $    30,362    $        --
  Accounts receivable, net                                 455,167        441,861
  Inventory                                                 75,474         92,445
  Prepaid expenses                                          14,580         21,681
                                                        ----------     ----------

    Total current assets                                   575,583        555,987

Property and equipment, net                              4,283,248      4,301,587
Net non-current assets of discontinued
  restaurant operations                                     90,000         90,000
Other assets                                               107,640         28,166
                                                        ----------     ----------

      Total assets                                     $ 5,056,471    $ 4,975,740
                                                       ===========     ==========



LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Book overdraft                                       $        --    $    36,888
  Current maturities of notes payable and
    capital lease obligation                             4,152,471      1,552,471
  Accounts payable and accrued liabilities               1,544,476      1,168,481
  Accrued phase-out period losses of discontinued
    restaurant operations                                   20,000         20,000
                                                       -----------    -----------

    Total current liabilities                            5,716,947      2,777,840

Notes payable and capital lease obligation, net
  of current portion                                       227,320      2,817,943
                                                       -----------    -----------

      Total liabilities                                  5,944,267      5,595,783
                                                       -----------    -----------

Commitments and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 50,000,000
    shares authorized, 32,734,422 shares
    outstanding at December 31, 1999 and
    September 30, 1999                                      32,734         32,734
  Additional paid-in capital                             5,663,139      5,663,139
  Accumulated deficit                                   (6,433,669)    (6,165,916)
  Treasury stock: 400,000 shares at cost                  (150,000)      (150,000)
                                                       -----------    -----------

      Total stockholders' deficit                         (887,796)      (620,043)
                                                       -----------    -----------

        Total liabilities and stockholders'
          deficit                                      $ 5,056,471    $ 4,975,740
                                                       ===========    ===========

Note: The balance sheet at September 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
                                      F-3

         ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                  __________
                                  (UNAUDITED)

                                                                  THREE MONTHS
                                                   THREE MONTHS       ENDED
                                                       ENDED       DECEMBER 31,
                                                   DECEMBER 31,        1998
                                                       1999         (RESTATED)
                                                   -------------   -------------

Total revenue                                       $ 1,071,086     $ 1,188,803

Total cost of sales and services                        581,126         630,415
                                                    -----------     -----------

Gross margin                                            489,960         558,388

General and administrative expenses                     440,219         667,255

Depreciation and amortization                           192,319         116,619
                                                    -----------     -----------

  Loss from operations                                 (142,578)       (225,486)
                                                    -----------     -----------

Other expenses:
  Interest expense                                      125,175          50,328
  Other                                                      --          (6,000)
                                                    -----------     -----------

    Total other expenses                                125,175          44,328
                                                    -----------     -----------

Loss from continuing operations                        (267,753)       (269,814)

Discontinued operations:
  Loss from operation of discontinued
    restaurant division                                      --         (69,524)
                                                    -----------     -----------

Loss before cumulative effect of change in
  accounting principle                                 (267,753)       (339,338)

Cumulative effect of change in accounting for
  start up expenses                                          --        (170,611)
                                                    -----------     -----------

Net loss                                            $  (267,753)    $  (509,949)
                                                    ===========     ===========

Basic and diluted net loss per common share:
  Continuing operations                                  $(0.01)    $     (0.01)
  Discontinued operations                                    --              --
  Cumulative effect of change in accounting
    principle                                                --           (0.01)
                                                    -----------     -----------

    Net loss                                             $(0.01)    $     (0.02)
                                                    ===========     ===========

Weighted average shares outstanding                  32,734,422      30,382,857
                                                    ===========     ===========




       See selected notes to consolidated condensed financial statements.

         ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  __________
                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                 THREE MONTHS        ENDED
                                                     ENDED       DECEMBER 31,
                                                 DECEMBER 31,        1998
                                                     1999         (RESTATED)
                                                 -------------   -------------

Cash flows from operating activities:
  Net loss                                          $(267,753)      $(509,949)
  Adjustments to reconcile net loss to net
    cash used in operating activities                 499,606         (69,438)
                                                    ---------       ---------

      Net cash provided by (used in)
        operating activities                          231,853        (579,387)
                                                    ---------       ---------

Cash flows from investing activities:
  Capital expenditures                               (173,980)             --
                                                    ---------       ---------

      Net cash used in investing activities          (173,980)             --
                                                    ---------       ---------

Cash flows from financing activities:
  Decrease in book overdraft                          (36,888)             --
  Proceeds from notes payable and capital
    lease obligations                                   9,377         600,000
                                                    ---------       ---------

      Net cash provided by (used in)
        financing activities                          (27,511)        600,000
                                                    ---------       ---------

Increase in cash and cash equivalents                  30,362          20,613

Cash and cash equivalents, beginning of
  period                                                   --           6,740
                                                    ---------       ---------

Cash and cash equivalents, end of period            $  30,362       $  27,353
                                                    =========       =========




       See selected notes to consolidated condensed financial statements.

         ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                 FOR THE THREE MONTHS ENDED DECEMBER 31, 1999
                                  __________
                                  (UNAUDITED)

                                                         ADDITIONAL
                                     COMMON STOCK         PAID-IN     ACCUMULATED     TREASURY
                                   SHARES      AMOUNT     CAPITAL       DEFICIT         STOCK
                                 ----------   --------   ----------   ------------   -----------

Balance at September 30,
  1999                           32,734,422    $32,734   $5,663,139   $(6,165,916)    $(150,000)

Net loss for the three
  months ended December 31,
  1999                                   --         --           --      (267,753)           --
                                 ----------   --------   ----------   -----------    ----------

Balance at December 31,
  1999                           32,734,422    $32,734   $5,663,139   $(6,433,669)    $(150,000)
                                 ==========   ========   ==========   ===========    ==========




       See selected notes to consolidated condensed financial statements.

         ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES SELECTED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  __________

1.  GENERAL
    -------

   The unaudited consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Entertainment Technologies & Programs, Inc. and Subsidiaries (the "Company") included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

   In the opinion of management, the unaudited consolidated condensed financial information included herein reflect all adjustments, consisting only of normal, recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for a full year or any other interim period.


2.  BACKGROUND
    ----------

   Entertainment Technologies & Programs, Inc. ("ETP") and its wholly-owned subsidiaries (the "Company") are engaged in three major areas of operations as follows:

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

   The accompanying consolidated condensed financial statements include the accounts and transactions of ETP, along with its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements and notes thereto are presented as if all mergers and business combinations accounted for as poolings of interest have operated as one entity since inception.

                                   Continued

         ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES SELECTED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  __________

3. COMPREHENSIVE INCOME
   --------------------

   The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity, except those resulting from investments by and distributions to owners. There was no difference between comprehensive loss and net loss for the three months ended December 31, 1999 and 1998.


4. INCOME TAXES
   ------------

   Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has provided deferred tax valuation allowances for cumulative net operating tax losses to the extent that the net operating losses may not be realized. The difference between the federal statutory income tax rate and the Company's effective income tax rate is primarily attributed to changes in valuation allowances for deferred tax assets related to net operating losses.


5. BUSINESS SEGMENTS
   -----------------

   During the three months ended December 31, 1999 and 1998, the Company operated primarily in four strategic business units that offer different products and services: providing military entertainment services, retail sale of sound and lighting equipment, design and operation of amusement facilities and equipment, and operation of restaurants. Restaurant operations have not been included in segment information since they were reported as discontinued operations. Financial information regarding the other business segments is as follows:



                                   Continued

         ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES SELECTED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  __________

5. BUSINESS SEGMENTS, CONTINUED
   ----------------------------

                                   MILITARY        RETAIL
                                 ENTERTAINMENT     SALES       AMUSEMENT       OTHER         TOTAL
                                 -------------   ----------   -----------   -----------   -----------

     THREE MONTHS ENDED
       DECEMBER 31, 1999:

     Revenues                       $  766,171    $295,688    $    9,227    $    --       $1,071,086
     Income (loss) from
       operations                       29,933      35,597      (174,778)      (33,330)     (142,578)
     Total assets                    2,935,881     183,737     1,203,401       733,452     5,056,471
     Interest expense                   20,323      13,948        22,688        68,216       125,175
     Depreciation expense              101,662         846        79,705        10,106       192,319
     Capital expenditures               81,055          --         8,539        84,386       173,980

     THREE MONTHS ENDED
       DECEMBER 31, 1998:

     Revenues                       $  774,346    $215,213    $  199,244    $    --       $1,188,803
     Income (loss) from
       operations                       59,484     (28,563)     (183,598)      (72,809)     (225,486)
     Total assets                    1,808,009     415,133     2,244,001     1,807,073     6,274,216
     Interest expense                    5,245       3,754        31,567         9,762        50,328
     Depreciation and
       amortization expense             62,168         846        33,006        20,599       116,619
     Effect of change in
       accounting                           --          --       111,000            --       111,000


   The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sale prices are market based. The Company evaluates performance based on operating earnings of the respective business units.


6. PRIOR PERIOD ADJUSTMENT
   -----------------------

   During the three months ended December 31, 1998 the Company did not properly change its method of accounting for organization costs to conform to the requirements of Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires such costs to be expensed as incurred rather than capitalized and subsequently amortized. The effect of correcting this error in application of generally accepted accounting principles on the Company's financial statements as of and for the three months ended December 31, 1998 was as follows:

   Decrease in total assets                             $  170,611
                                                        ==========

   Increase in accumulated deficit                      $  170,611
                                                        ==========

   Increase in net loss                                 $  170,611
                                                        ==========

   Change in net loss per common share                  $    (0.01)
                                                        ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
     OF OPERATIONS.
     -------------

   The following discussion should be read in conjunction with the Company's unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in the unaudited consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in the Company's 10-KSB for the year ended September 30, 1999. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

   RESULTS OF OPERATIONS
   ---------------------

   Revenues for the quarter ended December 31, 1999 decreased by $117,717 from $1,188,803 for the quarter ended December 31, 1998 to $1,071,086 for the quarter ended December 31, 1999 primarily due to Hero's Entertainment Center being closed for building renovations during the quarter ended December 31, 1999.

   General and administrative expenses decreased $227,036 from $667,255 for the quarter ended December 31, 1998 to $430,654 for the quarter ended December 31, 1998. This decrease is primarily a result of a reduction in personnel costs.

   Depreciation expense for the quarter ended December 31, 1999 increased $75,700 from $116,619 for the quarter ended December 31, 1998 to $192,319 for the quarter ended December 31, 1999. This increase is due to the purchase of additional equipment required to convert from video cassette players to digital videodiscs at each of its entertainment facilities and the purchase and renovation of the Waterpark in May 1999.

   Interest expense increased by $74,847 from $50,328 for the quarter ended December 31, 1998 to $125,175 for the quarter ended December 31, 1999. This increase is a result of the increase in the Company's debt and the higher costs associated with this debt.

   LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------

   During the year ended September 30, 1999, the Company experienced negative financial results which have continued during the three months ended December 31, 1999 as follows:

                                 THREE MONTHS
                                     ENDED         YEAR ENDED
                                 DECEMBER 31,    SEPTEMBER 30,
                                     1999             1999
                                 -------------   --------------

   Net loss                       $  (267,753)     $(3,830,948)

   Negative working capital        (5,141,364)      (2,221,853)

   Accumulated deficit             (6,433,669)      (6,165,916)


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

   INFORMATION REGARDING AND FACTORS AFFECTING FORWARD LOOKING STATEMENTS
   ----------------------------------------------------------------------

   The Company is including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, or be achieved, or be accomplished.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

   (a)  Exhibits

        Exhibit 27 - Financial Data Schedule

   (b)  Reports on Form 8-K

        Report dated February 11, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.



Date:      March 21, 2000         By: /s/ James D. Butcher
       ----------------------         --------------------
                                      James D. Butcher, Chairman & CEO



Date:      March 21, 2000         By: /s/ V. J. Farmer
       ----------------------         ----------------
                                      V. J. Farmer, Controller