Form 10QSB
period 2000-03-31
ENTERTAINMENT TECHNOLOGIES & PROGRAMS INC
filed 2000-05-31
CIK 922257

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended         March 31, 2000
                               ----------------------------

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

   As of March 31, 2000, the Registrant had outstanding 35,043,230 shares of common stock, par value $0.001 per share.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.

                               TABLE OF CONTENTS

                FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2000


                                                              PAGE
                                                              ----

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements                              F-1

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations     F-11

PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                  F-14

   Signature Page                                             F-15

   Exhibit 27 - Financial Data Schedule                       F-16

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

                                   __________



             UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS
                                   __________

                                                         PAGE(S)
                                                         -------
Unaudited Consolidated Condensed Financial Statements:

  Consolidated Condensed Balance Sheet as of
  March 31, 2000 and September 30, 1999                     F-3

    Unaudited Consolidated Condensed Statement of
      Operations for the three and six months ended
      March 31, 2000 and 1999                               F-4

  Unaudited Consolidated Condensed Statement of
    Cash Flows for the six months ended March 31,
    2000 and 1999                                           F-5

  Unaudited Consolidated Condensed Statement of
    Stockholders' Deficit for the six months ended
    March 31, 2000                                          F-6

Selected Notes to Unaudited Consolidated Condensed
  Financial Statements                                      F-7


          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                     MARCH 31,
                                                       2000        SEPTEMBER 30,
     ASSETS                                         (UNAUDITED)        1999
     ------                                         -----------    -------------
Current assets:
  Cash and cash equivalents                          $  195,946      $     -
  Accounts receivable, net                              660,619         441,861
  Inventory                                             151,571          92,445
  Prepaid expenses and other                            173,224          21,681
                                                     ----------      ----------

    Total current assets                              1,181,360         555,987

Property and equipment, net                           4,192,825       4,301,587
Net non-current assets of discontinued
  restaurant operations                                  90,000          90,000
Other assets                                             29,591          28,166
                                                     ----------      ----------

      Total assets                                   $5,493,776      $4,975,740
                                                     ==========      ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current liabilities:
  Book overdraft                                     $    -         $    36,888
  Current maturities of notes payable
    and capital lease obligation                      4,614,110       1,552,471
  Accounts payable and accrued
    liabilities                                       1,580,131       1,168,481
  Accrued phase-out period losses of
    discontinued restaurant operations                   20,000          20,000
                                                    -----------      ----------

    Total current liabilities                         6,214,241       2,777,840

Notes payable and capital lease obligation,
  net of current portion                                  -           2,817,943
                                                    -----------     -----------

      Total liabilities                               6,214,241       5,595,783
                                                    -----------     -----------

Commitments and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 50,000,000
    shares authorized, 35,043,230 and 33,134,422
    shares issued and 34,643,230 and 32,734,422
    shares outstanding at March 31, 2000 and
    September 30, 1999, respectively                     35,043          33,134
  Additional paid-in capital                          6,119,764       5,662,739
  Accumulated deficit                                (6,725,272)     (6,165,916)
  Treasury stock: 400,000 shares at cost               (150,000)       (150,000)
                                                    -----------     -----------

      Total stockholders' deficit                      (720,465)       (620,043)
                                                    -----------     -----------

        Total liabilities and stockholders'
          deficit                                   $ 5,493,776     $ 4,975,740
                                                    ===========     ===========

Note: The balance sheet at September 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                  -----------
                                  (UNAUDITED)


                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                           ---------------------------   ---------------------------
                                            MARCH 31,      MARCH 31,      MARCH 31,      MARCH 31,
                                              2000           1999           2000           1999
                                           -----------    -----------    -----------    -----------

Total revenue                              $ 1,330,090    $ 1,155,397    $ 2,401,176    $ 2,344,200

Total cost of sales and services               705,781        615,084      1,286,907      1,245,499
                                           -----------    -----------    -----------    -----------

Gross margin                                   624,309        540,313      1,114,269      1,098,701

General and administrative expenses            590,138        500,500      1,030,357      1,167,755

Depreciation and amortization                  196,319        136,708        388,638        247,217
                                           -----------    -----------    -----------    -----------

  Loss from operations                        (162,148)       (96,895)      (304,726)      (316,271)

Interest expense                              (129,455)       (88,724)      (254,630)      (139,052)
                                           -----------    -----------    -----------    -----------

Loss from continuing operations               (291,603)      (185,619)      (559,356)      (455,323)

Discontinued operations:
  Loss from operation of discontinued
    restaurant division                              -       (128,157)             -       (197,681)
                                           -----------    -----------    -----------    -----------

Loss before cumulative effect of
  change in accounting principle              (291,603)      (313,776)      (559,356)      (653,004)

Cumulative effect of change in
  accounting for start up expenses                   -              -              -       (170,611)
                                           -----------    -----------    -----------    -----------

Net loss                                   $  (291,603)   $  (313,776)   $  (559,356)   $   823,615
                                           ===========    ===========    ===========    ===========

Basic and diluted net loss per common
  share:
  Continuing operations                         $(0.01)        $(0.01)        $(0.02)   $     (0.02)
  Discontinued operations                            -              -              -              -
  Cumulative effect of change in
    accounting principle                             -              -              -          (0.01)
                                           -----------    -----------    -----------    -----------

    Net loss                                    $(0.01)        $(0.01)        $(0.02)   $     (0.03)
                                           ===========    ===========    ===========    ===========

Weighted average shares outstanding         34,566,028     30,382,857     34,088,826     29,484,108
                                           ===========    ===========    ===========    ===========

  See selected notes to unaudited consolidated condensed financial statements.

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                  -----------
                                  (UNAUDITED)

                                                    SIX MONTHS ENDED
                                               --------------------------
                                                MARCH 31,     MARCH 31,
                                                  2000          1999
                                                ---------    -----------

Cash flows from operating activities:
  Net loss                                      $(559,356)   $  (823,615)
  Adjustments to reconcile net loss to
    net cash used in operating activities         668,370        403,735
                                                ---------    -----------

      Net cash provided by (used in)
        operating activities                      109,014       (419,880)
                                                ---------    -----------

Cash flows from investing activities:
  Capital expenditures                           (254,952)    (1,779,191)
                                                ---------    -----------

      Net cash used in investing
        activities                               (254,952)    (1,779,191)
                                                ---------    -----------

Cash flows from financing activities:
  Decrease in book overdraft                      (36,888)             -
  Proceeds from notes payable                     461,269      2,205,811
  Payments on notes payable                       (63,234)             -
  Payments on capital leases                      (19,263)             -
                                                ---------    -----------

      Net cash provided by financing
        activities                                341,884      2,205,811
                                                ---------    -----------

Increase in cash and cash equivalents             195,946          6,740

Cash and cash equivalents, beginning
  of period                                             -              -
                                                ---------    -----------

Cash and cash equivalents, end of
  period                                        $ 195,946    $     6,740
                                                =========    ===========

Non-cash financing and investing activities:
 Equipment acquired under capital lease         $  24,924    $         -
                                                =========    ===========

 Payment of notes payable upon issue of
   common stock                                 $ 150,000    $         -
                                                =========    ===========

  See selected notes to unaudited consolidated condensed financial statements.

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
      UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                    FOR THE SIX MONTHS ENDED MARCH 31, 2000

                                                         ADDITIONAL
                                     COMMON STOCK         PAID-IN     ACCUMULATED     TREASURY
                                   SHARES      AMOUNT     CAPITAL       DEFICIT         STOCK
                                 ----------   --------   ----------   ------------   -----------
Balance at September 30,
  1999                           33,134,422    $33,134   $5,662,739   $(6,165,916)    $(150,000)

Common stock issued in
  payment of notes payable          533,334        533      149,467             -             -

Common stock issued as com-
  pensation to directors,
  employees, consultants
  and attorneys                   1,375,474      1,376      270,058             -             -

Conversion feature issued
  with long-term debt                     -          -       37,500             -             -

Net loss for the six
  months ended March 31,
  2000                                    -          -            -      (559,356)            -
                                 ----------   --------   ----------   -----------    ----------

Balance at March 31,
  2000                           35,043,230    $35,043   $6,119,764   $(6,725,272)    $(150,000)
                                 ==========   ========   ==========   ===========    ==========


  See selected notes to unaudited consolidated condensed financial statements.

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES SELECTED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   -------------

1.  GENERAL

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

                                   Continued

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
         SELECTED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   ----------

3. COMPREHENSIVE INCOME

   The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity, except those resulting from investments by and distributions to owners. There was no difference between comprehensive loss and net loss for the three months ended March 31, 2000 and 1999.


4. INCOME TAXES

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


5. BUSINESS SEGMENTS

   During the three months ended March 31, 2000 and 1999, the Company operated primarily in four strategic business units that offer different products and services: 1) military entertainment services, 2) retail sale of sound and lighting equipment, 3) design and operation of amusement facilities and equipment, and 4) operation of restaurants. Restaurant operations have not been included in segment information since they are reported as discontinued operations. Financial information regarding the other business segments is as follows:


                                   Continued

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
         SELECTED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   ----------

5. BUSINESS SEGMENTS, CONTINUED

                                    MILITARY        RETAIL
                                 ENTERTAINMENT      SALES       AMUSEMENT      OTHER         TOTAL
                                 --------------   ----------   -----------   ----------   -----------

     SIX MONTHS ENDED
       MARCH 31, 2000:

     Revenues                       $1,674,467     $610,591    $  116,118    $     -      $2,401,176
     Income (loss) from
       operations                       19,739       71,229      (243,860)    (151,834)     (304,726)
     Total assets                    2,746,118      448,902     1,573,894      634,861     5,403,776

     SIX MONTHS ENDED
       MARCH 31, 1999:

     Revenues                       $1,577,439     $460,625    $  306,136    $     -      $2,344,200
     Income (loss) from op-
       erations                         81,109      (11,911)     (252,680)    (132,789)     (316,271)
     Total assets                    2,155,355      521,630     1,573,894      634,861     4,885,740

     THREE MONTHS ENDED
       MARCH 31, 2000:

     Revenues                       $  908,296     $314,904    $  106,890    $     -      $1,330,090
     Income (loss) from
       operations                      (10,194)      35,632       (69,082)    (118,504)     (162,148)
     Total assets                    2,746,118      448,902     1,573,894      634,861     5,403,776

     THREE MONTHS ENDED
       MARCH 31, 1999:

     Revenues                       $  803,093     $245,412    $   84,061    $     -      $1,155,397
     Income (loss) from op-
       erations                         21,625       16,652       (75,192)     (59,980)      (96,895)
     Total assets                    2,155,355      521,630     1,573,894      634,861     4,885,740


   The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sale prices are market based. The Company evaluates performance based on operating earnings of the respective business units.

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

         SELECTED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   ----------

6. PRIOR PERIOD ADJUSTMENT

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

   Decrease in total assets              $170,611
                                         ========

   Increase in accumulated deficit       $170,611
                                         ========

   Increase in net loss                  $170,611
                                         ========

   Change in net loss per common share   $  (0.01)
                                         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

   RESULTS OF OPERATIONS

   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

   Revenues for the quarter ended March 31, 2000 increased by $174,693 from $1,155,397 for the quarter ended March 31, 1999 to $1,330,090 for the quarter ended March 31, 2000 primarily due to increased sales in military entertainment services and an increase in retail sales of sound equipment.

   General and administrative expenses increased $89,638 from $500,500 for the quarter ended March 31, 1999 to $590,138 for the quarter ended March 31, 2000. This increase is primarily a result of additional costs incurred in obtaining the additional revenues and additional administrative expenses associated with the closing of an entertainment facility offset by a general reduction in personnel costs.

   Depreciation expense for the quarter ended March 31, 2000 increased $59,611 from $136,708 for the quarter ended March 31, 1999 to $196,319 for the quarter ended March 31, 2000. This increase is due to the purchase of additional equipment required to convert from video cassette players to digital videodiscs at each of its entertainment facilities and the purchase and renovation of the Waterpark in May 1999.

   Interest expense increased by $40,731 from $88,724 for the quarter ended March 31, 1999 to $129,455 for the quarter ended March 31, 2000. This increase is a result of the increase in the Company's debt and the higher costs associated with this debt.

   SIX MONTHS ENDED MARCH 31, 2000 AND 1999

   Revenues for the six months ended March 31, 2000 increased by $56,976 from $2,344,200 for the six months ended March 31, 1999 to $2,401,176 for the six months ended March 31, 2000 primarily due to increased sales in military entertainment services and an increase in retail sales of sound equipment.

   General and administrative expenses decreased $137,398 from $1,167,755 for the six months ended March 31, 1999 to $1,030,357 for the six months ended March 31, 2000. This decrease is primarily a result of the decrease in rent and other costs associated with the entertainment facility in Arlington, Texas that was closed in 1999 and a general reduction in personnel costs.

   Depreciation expense for the six months ended March 31, 2000 increased $141,421 from $247,217 for the six months ended March 31, 1999 to $388,638 for the six months ended March 31, 2000. This increase is due to the purchase of additional equipment required to convert from video cassette players to digital videodiscs at each of its entertainment facilities and the purchase and renovation of the Waterpark in May 1999.

   Interest expense increased by $115,578 from $139,052 for the six months ended March 31, 1999 to $254,630 for the six months ended March 31, 2000. This increase is a result of the increase in the Company's debt and the higher costs associated with this debt.

   LIQUIDITY AND CAPITAL RESOURCES

   During the year ended September 30, 1999, the Company experienced negative financial results which have continued during the six months ended March 31, 2000 as follows:
                                 SIX MONTHS
                                   ENDED         YEAR ENDED
                                  MARCH 31,      SEPTEMBER 30,
                                    2000             1999
                                 -----------      -----------

   Net loss                      $  (559,356)     $(3,830,948)

   Negative working capital       (5,032,881)      (2,221,853)

   Accumulated deficit             6,725,272       (6,165,916)


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

                          PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

        There are no material legal proceedings except as disclosed in the 10-KSB as filed for 1999.

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES.

        From September 1999 to March 2000, we issued an aggregate of 533,334 shares of common stock for an aggregate of $150,000 to 3 accredited investors. We believe these transactions were exempt from registration pursuant to Section 4(2) of the Act, as sales to accredited investors. From September 1999 to March 2000, we issued an aggregate of 1,375,474 shares of common stock for services rendered by 12 sophisticated investors. We believe the above transactions were exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuances were to sophisticated investors and since the transactions were non-recurring and privately negotiated. The sophisticated investors had specific knowledge of the Company and had general expertise in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits

        Exhibit 27 - Financial Data Schedule

   (b)  Reports on Form 8-K

        Report dated February 11, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.



Date:      May 19, 2000           By: /s/ James D. Butcher
       --------------------           --------------------------------
                                      James D. Butcher, Chairman & CEO



Date:      May 19, 2000           By: /s/ V. J. Farmer
       --------------------           --------------------------------
                                      V. J. Farmer, Controller