Form 10QSB
period 2000-06-30
ENTERTAINMENT TECHNOLOGIES & PROGRAMS INC
filed 2000-08-14
CIK 922257

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended         June 30, 2000
                               ---------------------------
                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________________

                        Commission File Number 0-23914
--------------------------------------------------------------------------------

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Delaware                                      87-0521389
-------------------------------                  -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

            16055 Space Center Blvd., Suite 230, Houston, TX  77062
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                (281) 486-6115
--------------------------------------------------------------------------------
        (Registrant's telephone number, including area code)

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

   As of June 30, 2000, the Registrant had outstanding 35,043,230 shares of common stock, par value $0.001 per share.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.

                               TABLE OF CONTENTS

                FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2000


                                                                   PAGE
                                                                   ----

PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements...............................  F-1

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations......  F-11

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K...................  F-14

     Signature Page..............................................  F-15

     Exhibit 27 - Financial Data Schedule........................  F-16

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
------   --------------------



         ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                                  __________



             UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999

         ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS
                                  __________

                                                             PAGE(S)
                                                             -------

Unaudited Consolidated Condensed Financial Statements:

 Consolidated Condensed Balance Sheet as of
  June 30, 2000 and September 30, 1999......................   F-3

  Unaudited Consolidated Condensed Statement of
    Operations for the three and nine months ended
    June 30, 2000 and 1999..................................   F-4

  Unaudited Consolidated Condensed Statement of
    Cash Flows for the nine months ended June 30,
    2000 and 1999...........................................   F-5

  Unaudited Consolidated Condensed Statement of
    Stockholders' Deficit for the nine months ended
    June 30, 2000...........................................   F-6

 Selected Notes to Unaudited Consolidated Condensed
  Financial Statements......................................   F-7

         ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEET

                                 ___________

                                                        JUNE 30,
                                                          2000     SEPTEMBER 30,
     ASSETS                                           (UNAUDITED)      1999
     ------                                           ----------    ------------
Current assets:
  Cash and cash equivalents                           $  136,944     $       --
  Accounts receivable, net                               629,902        441,861
  Inventory                                              255,352         92,445
  Prepaid expenses and other                             208,088         21,681
                                                      ----------     ----------

    Total current assets                               1,230,286        555,987

Property and equipment, net                            4,088,506      4,301,587
Net non-current assets of discontinued
  restaurant operations                                       --         90,000
Other assets                                              29,591         28,166
                                                      ----------     ----------

      Total assets                                    $5,348,383     $4,975,740
                                                      ==========     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Book overdraft                                      $       --     $   36,888
  Current maturities of notes payable and
    capital lease obligation                           4,582,768      1,552,471
  Accounts payable and accrued liabilities             1,674,380      1,168,481
  Accrued phase-out period losses of discontinued
    restaurant operations                                     --         20,000
                                                     -----------    -----------

    Total current liabilities                          6,257,148      2,777,840

Notes payable and capital lease obligation, net
  of current portion                                          --      2,817,943
                                                     -----------    -----------

      Total liabilities                                6,257,148      5,595,783
                                                     -----------    -----------

Commitments and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 50,000,000
    shares authorized, 35,043,230 and 33,134,422
    shares issued and 34,643,230 and 32,734,422
    shares outstanding at June 30, 2000 and
    September 30, 1999, respectively                      35,043         33,134
  Unissued common stock                                   25,000             --
  Additional paid-in capital                           6,119,764      5,662,739
  Accumulated deficit                                 (6,938,572)    (6,165,916)
  Treasury stock: 400,000 shares at cost                (150,000)      (150,000)
                                                     -----------    -----------

      Total stockholders' deficit                       (908,765)      (620,043)
                                                     -----------    -----------

        Total liabilities and stockholders'
          deficit                                    $ 5,348,383    $ 4,975,740
                                                     ===========    ===========

Note: The balance sheet at September 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                  __________
                                  (UNAUDITED)


                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                           ---------------------------   ---------------------------
                                                            JUNE 30,                      JUNE 30,
                                             JUNE 30,       1999 (AS       JUNE 30,       1999 (AS
                                              2000          RESTATED)        2000         RESTATED)
                                           -----------    -----------    -----------    -----------
Total revenue                              $ 1,346,573    $ 1,404,881    $ 3,747,750    $ 3,749,081

Total cost of sales and services               744,228        772,685      2,031,135      2,018,184
                                           -----------    -----------    -----------    -----------

Gross margin                                   602,345        632,196      1,716,615      1,730,897

General and administrative expenses            324,534        925,312      1,354,892      2,093,067

Depreciation and amortization                  194,319        315,373        582,957        562,590
                                           -----------    -----------    -----------    -----------

  Income (loss) from operations                 83,492       (608,489)      (221,234)      (924,760)

Interest expense                              (247,889)      (540,326)      (502,519)      (679,378)
                                           -----------    -----------    -----------    -----------

Loss from continuing operations               (164,397)    (1,148,815)      (723,753)    (1,604,138)

Discontinued operations:
  Loss from operation of discontinued
    restaurant division                        (48,903)      (156,641)       (48,903)      (354,322)
                                           -----------    -----------    -----------    -----------

Loss before cumulative effect of
  change in accounting principle              (213,300)    (1,305,456)      (772,656)    (1,958,460)

Cumulative effect of change in
  accounting for start up expenses                   -              -              -       (170,611)
                                           -----------    -----------    -----------    -----------

Net loss                                   $  (213,300)   $(1,305,456)   $  (772,656)   $(2,129,071)
                                           ===========    ===========    ===========    ===========

Basic and diluted net loss per common
  share:
  Continuing operations                         $(0.01)   $     (0.03)        $(0.02)   $     (0.05)
  Discontinued operations                            -          (0.01)             -          (0.01)
  Cumulative effect of change in
    accounting principle                             -              -              -          (0.01)
                                           -----------    -----------    -----------    -----------

    Net loss                                    $(0.01)   $     (0.04)        $(0.02)   $     (0.07)
                                           ===========    ===========    ===========    ===========

Weighted average shares outstanding         35,043,230     30,529,877     34,566,028     30,529,877
                                           ===========    ===========    ===========    ===========




  See selected notes to unaudited consolidated condensed financial statements.

         ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  __________
                                  (UNAUDITED)

                                                     NINE MONTHS ENDED
                                                --------------------------
                                                         JUNE 30,
                                                 JUNE 30,       1999 (AS
                                                   2000        RESTATED)
                                                ----------    -----------
Cash flows from operating activities:
  Net loss                                      $ (772,656)   $(2,129,071)
  Adjustments to reconcile net loss to net
    cash provided by operating activities        1,139,010      2,484,670
                                                ----------    -----------

      Net cash provided by (used in)
        operating activities                       366,354        355,599
                                                ----------    -----------

Cash flows from investing activities:
  Capital expenditures                            (254,952)    (1,854,315)
                                                ----------    -----------

      Net cash used in investing
        activities                                (254,952)    (1,854,315)
                                                ----------    -----------

Cash flows from financing activities:
  Increase (decrease) in book overdraft            (36,888)       (12,289)
  Proceeds from notes payable                      461,269      2,205,811
  Payments on notes payable                       (394,576)      (701,546)
  Payments on capital leases                       (29,263)             -
  Cash received for common stock                    25,000              -
                                                ----------    -----------

      Net cash provided by financing
        activities                                  25,542      1,491,976
                                                ----------    -----------

Increase (decrease) in cash and cash
  equivalents                                      136,944         (6,740)

Cash and cash equivalents, beginning
  of period                                              -          6,740
                                                ----------    -----------

Cash and cash equivalents, end of
  period                                        $  136,944    $      -
                                                ==========    ===========

Non-cash financing and investing activities:
 Equipment acquired under capital lease         $   24,924    $      -
                                                ==========    ===========

 Payment of notes payable upon issue of
   common stock                                 $  150,000    $      -
                                                ==========    ===========



  See selected notes to unaudited consolidated condensed financial statements.

         ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
      UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                    FOR THE NINE MONTHS ENDED JUNE 30, 2000


                                                          UNISSUED   ADDITIONAL
                                      COMMON STOCK         COMMON     PAID-IN     ACCUMULATED     TREASURY
                                    SHARES      AMOUNT     STOCK      CAPITAL       DEFICIT         STOCK
                                  ----------   --------   --------   ----------   ------------   -----------

Balance at September 30,
  1999                            33,134,422    $33,134   $     -    $5,662,739   $(6,165,916)    $(150,000)

Common stock issued in pay-
  ment of notes payable              533,334        533          -      149,467             -             -

Common stock issued as com-
  pensation to directors,
  employees, consultants
  and attorneys                    1,375,474      1,376          -      270,058             -             -

Cash received for unissued
  common stock                             -          -     25,000            -             -             -

Conversion feature issued
  with long-term debt                      -          -          -       37,500             -             -

Net loss for the nine months
  ended June 30, 2000                      -          -          -            -      (772,656)            -
                                  ----------   --------   --------   ----------   -----------    ----------

Balance at June 30, 2000          35,043,230    $35,043    $25,000   $6,119,764   $(6,938,572)    $(150,000)
                                  ==========   ========   ========   ==========   ===========    ==========




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

                                   Continued

         ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES SELECTED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  __________

3. COMPREHENSIVE INCOME
   --------------------

   The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity, except those resulting from investments by and distributions to owners. There was no difference between comprehensive loss and net loss for the three months ended June 30, 2000 and 1999.


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


5. BUSINESS SEGMENTS
   -----------------

   During the three months ended June 30, 2000 and 1999, the Company operated primarily in four strategic business units that offer different products and services: 1) military entertainment services, 2) retail sale of sound and lighting equipment, 3) design and operation of amusement facilities and equipment, and 4) operation of restaurants. Restaurant operations have not been included in segment information since they are reported as discontinued operations. Financial information regarding the other business segments is as follows:



                                   Continued

         ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES SELECTED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  __________

5. BUSINESS SEGMENTS, CONTINUED
   ----------------------------

                                    MILITARY        RETAIL
                                 ENTERTAINMENT      SALES      AMUSEMENT      OTHER         TOTAL
                                 --------------   ---------   -----------   ----------   -----------

     NINE MONTHS ENDED
       JUNE 30, 2000:

     Revenues                       $2,531,754     $825,764   $  390,232    $     -      $3,747,750
     Income (loss) from
       operations                       35,362       97,040     (320,565)     (33,071)     (221,234)
     Total assets                    1,553,966      554,980    3,076,828      162,609     5,348,383

     NINE MONTHS ENDED
       JUNE 30, 1999:

     Revenues                       $2,419,814     $825,581   $  481,686    $  22,000    $3,749,081
     Income (loss) from
       operations                       33,812       97,278     (750,250)    (305,600)     (924,760)
     Total assets                    1,726,706      515,157    3,202,989       35,021     5,479,873

     THREE MONTHS ENDED
       JUNE 30, 2000:

     Revenues                       $  857,287     $215,173   $  274,114    $     -      $1,346,573
     Income (loss) from
       operations                       15,623       25,811      (76,705)     118,763        83,492

     THREE MONTHS ENDED
       JUNE 30, 1999:

     Revenues                       $  842,375     $364,956   $  175,550    $  22,000    $1,404,881
     Income (loss) from
       operations                      (47,297)     109,189     (497,570)    (172,811)     (608,489)


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

   RESULTS OF OPERATIONS
   ---------------------

   THREE MONTHS ENDED JUNE 30, 2000 AND 1999
   -----------------------------------------

   Revenues for the quarter ended June 30, 2000 decreased by $58,308 from $1,404,881 for the quarter ended June 30, 1999 to $1,346,573 for the quarter ended June 30, 2000 primarily due to increased sales in its amusement services offset by a decrease in retail sales of sound equipment.

   General and administrative expenses decreased $600,778 from $925,312 for the quarter ended June 30, 1999 to $324,534 for the quarter ended June 30, 2000. This decrease is primarily a result of additional administrative expenses being incurred in 1999 associated with the closing of an entertainment facility and a significant reduction in personnel costs and general overhead expenses in 2000.

   Depreciation expense for the quarter ended June 30, 2000 decreased $121,054 from $315,373 for the quarter ended June 30, 1999 to $194,319 for the quarter ended June 30, 2000. This decrease is due to certain assets being written down in 1999 and others becoming fully depreciated in 2000.

   Interest expense decreased by $292,347 from $540,236 for the quarter ended June 30, 1999 to $247,889 for the quarter ended June 30, 2000. This decrease is a result of the high cost of obtaining a significant amount of debt in 1999.

   NINE MONTHS ENDED JUNE 30, 2000 AND 1999
   ----------------------------------------

   Revenues for the nine months ended June 30, 2000 decreased by $1,331 from $3,749,081 for the nine months ended June 30, 1999 to $3,747,750 for the nine months ended June 30, 2000 primarily due to increased sales in military entertainment services offset by a decrease in sales of amusement services.

   General and administrative expenses decreased $738,175 from $2,093,067 for the nine months ended June 30, 1999 to $1,354,892 for the nine months ended June 30, 2000. This decrease is primarily a result of the decrease in rent and other costs associated with the entertainment facility in Arlington, Texas that was closed in 1999 and a significant reduction in personnel costs and general overhead expenses.

   Interest expense decreased by $176,859 from $679,378 for the nine months ended June 30, 1999 to $502,519 for the nine months ended June 30, 2000. This decrease is a result of the high cost of obtaining a significant amount of debt in 1999.

   LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------

   During the year ended September 30, 1999, the Company experienced negative financial results which have continued during the nine months ended June 30, 2000 as follows:

                                 NINE MONTHS
                                   ENDED         YEAR ENDED
                                  JUNE 30,     SEPTEMBER 30,
                                    2000             1999
                                 -----------      -----------

   Net loss                      $  (772,656)     $(3,830,948)

   Negative working capital       (5,026,862)      (2,221,853)

   Accumulated deficit            (6,938,572)      (6,165,916)


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

 .  Management of the Company believes that with the extension of its Investor
   Notes and with its current business plans that it will ultimately achieve adequate profitability and cash flow from operations in order to meet its current obligations and fund the continuation of its business operations.

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

                          PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.
        -----------------

        There are no material legal proceedings except as disclosed in the 10-KSB as filed for 1999.

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES.
        -------------------------------------------

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
        -------------------------------

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ---------------------------------------------------

        None.

ITEM 5. OTHER INFORMATION.
        -----------------

        None.

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

   ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.



Date:      August 9, 2000         By: /s/ James D. Butcher
       ----------------------         --------------------
                                      James D. Butcher, Chairman & CEO



Date:      August 9, 2000         By: /s/ George C. Woods
       ----------------------         -------------------
                                      George C. Woods, CFO