Form 10KSB
period 2000-09-30
ENTERTAINMENT TECHNOLOGIES & PROGRAMS INC
filed 2001-01-16
CIK 922257

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549
                                  FORM 10-KSB



(X) Annual report pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2000.

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act or 1934.

                         Commission File Number 0-23914
                  Entertainment Technologies & Programs, Inc.
                  -------------------------------------------
                 (Name of Small Business Issuer in its charter)

          Delaware                                     87-521389
          --------                                     ---------
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on September 30, 2000 as reported on the NASDAQ Electronic Bulletin Board, was
$4,569,423. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The issuer's revenues for the year ended September 30, 2000 totaled $4,817,594

As of September 30, 2000, Registrant had outstanding shares of Common Stock of 41,540,211.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
        Transitional Small Business Disclosure Format    Yes ( )  No (X)

                 ENTERTAINMENT TECHNOLOGIES AND PROGRAMS, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                               SEPTEMBER 30, 2000


                               TABLE OF CONTENTS
                                     PART I

Item  1    Business                                                      3
           Overview                                                      3
           The Divisions                                                 4
           NiteLife Military Entertainment, Inc.                         4
           Performance Sound and Light, Inc.                             4
           Stargate Entertainment, Inc.                                  5
           Employees                                                     6
           General Risks Associated with Business Activities             6
Item  2    Description of Properties                                     7
Item  3    Legal Proceedings                                             7
Item  4    Submission of Matters to a Vote of Security Holders           8

                                    PART II

Item  5    Market for the Common Equity and Related Stockholder
             Matters                                                     9
Item  6    Management's Discussion and Analysis                          9
Item  7    Financial Statements                                         11
           Index to Consolidated Financial Statements
           Report of Independent Certified Public Accountant
           Consolidated Balance Sheet as of September 30, 1999
           Consolidated Statements of Operations for the years ended
           September 30, 1999 and September 30, 1998
           Consolidated Statements of Stockholders' Equity for the
             years ended September 30, 1999 and September 30, 1998
           Consolidated Statements of Cash Flows for the years ended
             September 30, 1999 and September 30, 1998
           Notes to Consolidated Financial Statements
Item  8    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                        11

                                    PART III

Item  9    Directors, Executive Officers, Promoters and
             Control Persons:                                           12
           Compliance with Section 16(a) of the exchange Act
Item  10   Executive Compensation                                       13
Item  11   Security Ownership of Certain Beneficial Owners
             and Management                                             14
Item  12   Certain Relationships and Related Transactions               14
Item  13   Exhibits and Reports on Form 8-K                             15

                                     PART I

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

     NiteLife was incorporated on October 2, 1985, by James D. Butcher, the Company's Chairman, CEO and its largest individual stockholder. The Company was formed to provide audio and video entertainment at military bases located in the United States and abroad: to provide mobile musical entertainment; and to operate a music store in San Diego, California. Since its formation, the Company has expanded both the number of products and services it provides and the markets into which such products and services are distributed. Today, the Company is strategically positioned as the provider of a comprehensive array of entertainment products and services to both military and civilian markets.

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

     3. Ownership installation and operation of amusement equipment in company owned and operated facilities. The designing and construction of entertainment facilities and the operation of a water park.

THE DIVISIONS

NITELIFE ENTERTAINMENT

Overview

     NiteLife Entertainment is engaged in the installation and operation of nightclub facilities on U. S. military bases located in the United States, Europe and Asia. At present, NiteLife Entertainment operates approximately 43 entertainment systems. Nightclubs have historically been established on military bases by military leaders in an attempt to: (1) retain service men and women on base, thereby avoiding potential problems arising out of interaction between service personnel and civilians, and (2) boost morale by providing U. S. style entertainment in foreign countries where none otherwise exists.

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

Risk Factors

     . The downsizing of the military, which began in the 1990's, will continue to reduce the total number of military installations that remain open and possibly limit the future growth of NiteLife.

     . This division produces the bulk of the profits and free cash flow for the Company. However, the cash flow that it produces is not sufficient to support the current debt of other operational divisions of the Company and general corporate overhead.

     . The assets of NiteLife Entertainment might be used in a restructure of corporate debt.

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

     . All profits from this operation are going back to growth of this division so Performance Sound & Light is not contributing to the debt and expenses of the Company .

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

     Future plans for Stargate include building and operating an additional entertainment center in the Houston area. This center will be located in Channelview, Texas and is scheduled to open in February 2001. This center will operate attractions designed to fit local demographics; however, the facility will feature video games and laser tag attractions currently owned by the Company.

     Hero's Waterworld opened for its first season in May 1999. Located on the property is a 220 square foot restaurant and a International Motor Car approved racetrack that are currently leased to a third party. (See DEBT REDUCTION PLAN)

Risk Factors

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

EMPLOYEES

     As of September 30, 2000, the Company had approximately 57 employees, of which 19 are full time and 38 are employed part time. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good, though employee morale fluctuates with the Company's lack of capital and ability to meet obligations in a timely manner.

Company                                          Number of Employees
-------                                          -------------------
     Entertainment Technologies & Programs, Inc.       6
     Performance Sound & Light, Inc.                   4
     NiteLife Military Entertainment, Inc.             6
     Stargate Entertainment, Inc.                     41  Some seasonally

GENERAL RISKS ASSOCIATED WITH BUSINESS ACTIVITIES

Government Contracts

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

Dependence on Key Personnel

     The success of the Company is dependent upon, among other things, the continuing services of James Douglas Butcher. Mr. Butcher is Chief Executive Officer and Chairman of the Board of Directors of the Company. Mr. Butcher is in good health; however, his retirement, disability or death could have a significant adverse impact on the Company's business. The Company has entered into an employment agreement with Mr. Butcher, and the Company maintains a total of $500,000 life insurance coverage on the life of Mr. Butcher.

     In order to address the Company's dependence on Mr. Butcher in 2000, the Company took steps to strengthen its management team including the addition of an experienced chief financial officer and controller.

     Management anticipates the hiring of additional personnel to assist it in implementing its plan of operations. There can be no assurance that the Company will be able to attract and train key employees to implement its business plan.

Control of the Company

     Mr. Butcher, the Company's Chief Executive Officer and Chairman of the Board of Directors, and William Michael Grasberger, it's Secretary and Director, beneficially own approximately 23.48% and 5.40% respectively, of the Company's outstanding common stock. Collectively, Messrs. Butcher and Grasberger may be deemed to have absolute control over the management and affairs of the Company.

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

     Performance Sound & Light leases office space at the monthly rate of $1,330.20 consisting of approximately 1,922 square feet for its operations at 1020 Hercules Ave. Houston, Texas 77058.

     Hero's Waterworld is approximately 90.27 acres in the County of Midland, State of Texas consisting of an 18 acre water park, a 220 square foot restaurant and a International Motor Car Approved 1/8 mile speedway in addition to 50 + acres of raw land.

     Hero's Entertainment Center is a 2.2-acre parcel of land located at 7770 Spencer Highway, Pasadena, Texas 77505, consisting of a 16,000 square foot building.

     Hero's Entertainment - Channelview leases 8,251 square feet from Taranito Properties at a monthly rate of $4,290. The lease expires on May 31, 2002.


ITEM 3 -  LEGAL PROCEEDINGS

        1. No. 236-179032-99; Parks at Arlington, L. P. vs. Entertainment Technologies & Programs, Inc. d/b/a Hero's Family Fun Center; In the District Court of Tarrant County, Texas; 236/th/ Judicial District

        This is a case founded on a lease agreement for retail space in the Parks at Arlington shopping mall located at Arlington, Texas. The initial suit filed against the corporation sought $124,727.21 in damages plus applicable interest and attorney's fees. The case went to mediation and an agreement was reached as to a settlement amount. $67,500.00 remains to be paid under the agreement reached. Management intends to fulfill the corporation obligations under the agreement reached.

        2. No. DV99-025444-j; Entertainment Technologies & Programs, Inc. vs. Bronco Group, Mgt., Inc. and Bowling & Billiard Supply Company, Inc.; 191/st/ Judicial District Court; Dallas County, Texas

        This is a breach of contract and tortuous interference with a business relationship case. Entertainment Technologies & Programs, Inc. entered into a contract with Bronco Group Management, Inc. concerning the installation of video games at a location provided by Bronco Group Management, Inc. Thereafter, Bowling & Billiard Supplies Company, Inc. approached Bronco and induced them to breach their contract with ETP, Inc. The corporation brought suit against Bronco Group Management, Inc. for breach of contract and against Bowling & Billiard Supplies, Inc. for tortuous interference with the business relationship between ETP, Inc. and Bronco. The contract between ETP, Inc. and Bronco contained a mandatory binding arbitration clause. Arbitration resulted in a judgment being entered against Bronco for breach of contract in the sum of $339,878.00. The corporation has filed its pleading seeking a severance of the two causes of action to make the judgment against Bronco a final judgment and shall continue its case against Billiard for tortuous interference with a business relationship. Management has aggressively pursued this case and a favorable outcome and recovery in excess of $250,000.00 against Billiard is, in our opinion, probable.

        3. No. 98-08926; Entertainment Technologies & Programs, Inc. and Stargate Entertainment, Inc. vs. Vincent Schappell d/b/a All Prime Amusement; In the District Court of Harris County, Texas; 190/th/ Judicial District

        This case is founded on an alleged breach of contract between the plaintiff and Hero's Family Fun Entertainment, Inc., a wholly owned subsidiary of Entertainment Technologies & Programs, Inc. The relevant contract has a liquidated damage clause which if enforced would limit the damage recovery obtained by the plaintiff to less than $10,000.00. The damage calculation is based on profit lost by the plaintiff and as the evidence currently stands the plaintiff may be unable to prove any loss of profit. With a good jury a favorable result is expected in the trial of this case. Management has strongly defended this suit.

        4. No. 740958; Jim Drury and Debbie Drury vs. Entertainment Technologies & Programs, Inc.; In the County Court at Law Number Four (4) of Harris County, Texas

        This suit is founded on a certain Promissory Note dated May 5, 1998, payable to the plaintiffs in the sum of $38,758.00 which currently has an alleged outstanding balance of $23,689.66. A legal response has been filed on behalf of the corporation in addition to a cross-action by the corporation against the plaintiffs in the sum of $11,843.59, plus necessary and reasonable attorney's fees. The case currently is in the initial stages of pre-trial discovery with an anticipated trial date in 2002. Management is responding to the litigation vigorously and a favorable outcome is expected with little or no financial exposure to the corporation.

        5. No. H-00-1966; Wanna Get Fresh, Inc. vs. Entertainment Technologies & Programs, Inc., et al; In the United States District Court for the Southern District of Texas; Houston Division

        This case is founded on an alleged trademark infringement. The corporation was one of several defendants named in the suit. My analysis of the facts as currently revealed is that if in fact there has been a trademark infringement and damages sustained by the plaintiff as a result of such infringement one or more of the other co-defendants are the responsible parties. The Company has little or no financial exposure to the corporation in this case and the management of the corporation is responding to the litigation in a vigorous manner.

        6. No. 348-177552-99; Jason Neil Young vs. Entertainment Technologies & Programs, Inc., et al; In the District Court of Tarrant County, Texas; 348th Judicial District

        This is a case founded on an alleged on-the-job personal injury. The case is set for trial January 16, 2001. Management has aggressively defended this suit primarily because the evidence strongly suggests that the plaintiff has filed an unjust claim. The Company settled this case January 11, 2001 and will pay $13,655.57 over the next 5 months.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                                    PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

     The sale of "restricted securities" held by members of management and others could also have an adverse effect on any such market; currently, 41,540,211 shares of the Company's common stock are outstanding 27,301,271 of which are designated as "restricted securities." Of this amount, 14,238,940 shares of these "restricted securities" have been held for a sufficient period of time to be sold under Rule 144 of the Securities and Exchange Commission.

     The following table sets forth the reported high and low closing bid quotations for our common stock. The bid prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

COMMON
NON-NASDAQ OTC:

QUARTER ENDED           HIGH BID   LOW BID
---------------------   --------   -------
December 31, 1998           $.63      $.13
March 31, 1999               .82       .21
June 30, 1999                .34       .13
September 30, 1999           .49       .12

December 31, 1999            .24       .12
March 31, 2000               .43       .12
June 30, 2000                .31       .11
September 30, 2000           .23       .08

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

     Revenues for the year ended September 30, 2000, decreased $336,367 or 6.5% to $4,817,594 from $5,153,961 for the year ended September 30, 1999. This decrease was due to decreased revenues in PS&L and the slightly weaker performance by the Company's entertainment centers. NiteLife's revenues remained flat during 2000 and accounted for 69% of total revenues.

     Gross margin for the year ended September 30, 2000, increased $94,932 or 4.2% to $2,363,308 from $2,268,376 for the year ended September 30, 1999. This increase was due to the elimination of the high costs associated with the initial year operations of Hero's Waterworld.

     General and administrative expenses for the year ended September 30, 2000, increased $48,824 or 2.0% to $3,067,203 from $3,018,379 for the year ended September 30, 1999. This increase is generally attributable to normal increases in costs as a result of inflationary trends.

     Depreciation expense for the year ended September 30, 2000, decreased $146,742 or 16.7% to $731,221 from $877,963 for the year ended September 30, 1999. The decrease is due to reduced installation of sound and lighting equipment and full depreciation of certain assets added in earlier years.

     Interest expense decreased $454,583 to $765,120 for the year ended September 30, 2000, from $1,219,703 for the year ended September 30, 1999. The decrease is due to the elimination of certain one-time costs associated with the addition of approximately $2,000,000 of new debt in fiscal year 1999.

     In October 1998 the Company changed its method of accounting for start-up costs. The change involved expensing these costs as incurred, rather than capitalizing and subsequently amortizing such costs. The change in accounting principle resulted in the write-off of $170,611 which has been expensed and included in the accompanying 1999 consolidated statement of operations.


LIQUIDITY AND CAPITAL RESOURCES

   During the years ended September 30, 2000 and 1999, the Company has experienced negative financial results as follows:


                                                     YEAR ENDED       YEAR ENDED
                                                   SEPTEMBER 30,    SEPTEMBER 30,
                                                        2000            1999
                                                   -------------    -------------
          Net loss                                   $(2,226,489)     $(3,830,948)

          Negative cash flows from operations           (403,055)        (913,276)

          Negative working capital                    (5,369,776)      (2,221,853)

          Accumulated deficit                         (8,392,405)      (6,165,916)

     In addition to negative financial results, the Company has also experienced operational problems as follows:

     . In 1999 Redfish Management, Inc. ("RMI"), a wholly owned subsidiary of the Company, filed for Chapter 11 bankruptcy protection to allow the Company to limit future losses by its restaurant operations.

     . At September 30, 2000 and 1999, the Company has been delinquent on payments of principal for a significant portion of its note payable and capital lease obligations. The Company has also been in violation of various financial and non-financial covenants included in various notes payable and capital lease agreements for which waivers have not been obtained. Accordingly, debt under those agreements has been classified as current in the accompanying financial statements and could be called by the creditors.

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

     . The Company is currently in the final stages of a debt reduction plan to exchange certain of its assets to repay approximately $2,900,000 of long-term debt and related accrued interest.

     As a result of these potential liquidity problems, our auditors, Ham, Langston & Brezina, L.L.P., have added an explanatory paragraph in their opinion on our financial statements for the year ended September 30, 2000, indicating that substantial doubt exists about our ability to continue as a going concern.

     Management of the Company believes that with the debt reduction plan of its Investor Notes and with additional depth to the management team and a focus on its core business that it will ultimately achieve adequate profitability and cash flow from operations in order to meet its current obligations and fund the continuation of its business operations.


ITEM 7 - FINANCIAL STATEMENTS

     The Company's audited Financial Statements for the years ended September 30, 2000 and 1999, are presented on the following pages.


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

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION16(A) OF THE EXCHANGE ACT.

The following table sets forth-certain information concerning the Company's executive officers and directors:

Name                       Age             Position
------------------------   ---   -----------------------------
James Douglas Butcher       41   Chairman of the Board and CEO

Leonida Butcher             42   Director

William M. Grasberger       46   Secretary and Director

Mark Madamba                38   Director

Gobind Sahney               38   Director

Douglas Miller              37   Director

George C. Woods             42   Chief Financial Officer

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

     GEORGE C. WOODS, Chief Financial Officer, has been with the Company since June 2000. Mr. Woods has considerable experience in consolidation transactions, capital formation, IPO's and mergers and acquisitions. Most recently, Mr. Woods was Vice President-Finance of Fallright America, L.L.C., where he obtained capital for growth and provided monetization of existing shareholder equity. Prior to joining Fallright, Mr. Woods was a co-founder and principal of WJG Capital, L.L.C., a Houston, Texas-based limited liability company dedicated to identifying consolidation opportunities in highly fragmented industries. WJG Capital funded Nationwide Staffing Services, Inc., a consolidation company in the staffing industry. WJG Capital assisted Nationwide with the simultaneous merger of eight founding companies and the filing of its initial public offering registration statement to be listed on the New York Stock Exchange. From 1987 to 1996, Mr. Woods held senior financial and accounting positions at Quality Tubing at which he was the Chief Financial Officer, Vice President-Finance and Administration. From 1982 to 1987, he was the Corporate Controller and Treasurer of Paragon Industries, a privately-owned manufacturing division of the WEDGE Group, Inc. a private company developing consolidations in numerous industries. Mr. Woods is a graduate of the University of Texas with a B.B.A. in Finance and earned an MBA from the University of Houston.

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

                           Summary Compensation Table (1)

                                         Annual Compensation
                                --------------------------------------
Name and                                                  Other Annual
Principal Position              Year   Salary     Bonus   Compensation
------------------              ----  --------    -----   ------------
James D. Butcher                2000  $156,000     (1)
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


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of September 30, 2000, for (a) each person known by the Company to own beneficially more than 5% of the Common Stock, (b) each director, (c) each executive officer identified in the compensation table above, and (d) officers and directors of the Company as a group.

Name of Beneficial             Number of Shares    Percentage
Owner                         Beneficially Owned      Owned
---------------------------   ------------------   -----------
James D. Butcher &                     9,803,058        23.60%
Leonida Butcher
480 Kirby Rd.
Seabrook, TX 77586

Michael W. Grasberger                  2,243,460         5.40%
2037 Spinnaker Drive
League City, TX 77573

Mark Madamba                             155,000         0.38%

Douglas Miller                           118,105         0.29%

Gobin Sahney                               N/A            N/A

George Woods                             100,000         0.23%

All Officers and
Directors as a group (6)              12,419,623        29.90%

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

                         Entertainment Technologies and Programs, Inc.

                         /s/  James D. Butcher
                         ------------------------------
                         BY: JAMES D. BUTCHER, PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                            Capacity                   Date
-------------------------   ---------------------------   ----------------

/s/ James D. Butcher        President, Chief Executive    January 16, 2001
-------------------------   Officer and Director
James D. Butcher            (Principal Executive Officer)


/s/ Leonida Butcher         Director                      January 16, 2001
-------------------------
Leonida Butcher

/s/ Mark Madamba            Director                      January 16, 2001
-------------------------
Mark Madamba

/s/ William Grasberger      Secretary and Director        January 16, 2001
-------------------------
William Grasberger

/s/ Gobin Sahney            Director                      January 16, 2001
-------------------------
Gobin Sahney

/s/Douglas Miller           Director                      January 16, 2001
-------------------------
Douglas Miller

/s/ George C. Woods         Chief Financial Officer       January 16, 2001
-------------------------
George C. Woods

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                                   __________


                       CONSOLIDATED FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                               TABLE OF CONTENTS


                                                         PAGE(S)
                                                         -------

Report of Independent Accountants                        F-3

Consolidated Financial Statements:

  Consolidated Balance Sheet as of September 30,
    2000                                                 F-4

  Consolidated Statements of Operations for the
    years ended September 30, 1999 and 2000              F-5

  Consolidated Statements of Cash Flows for the
    years ended September 30, 1999 and 2000              F-6

  Consolidated Statements of Stockholders' Deficit
    for the years ended September 30, 1999 and 2000      F-7

Notes to Consolidated Financial Statements               F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors and Stockholders of Entertainment Technologies & Programs, Inc.


We have audited the accompanying consolidated balance sheet of Entertainment Technologies & Programs, Inc. and its subsidiaries (collectively, the "Company") as of September 30, 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Entertainment Technologies & Programs, Inc. and subsidiaries as of September 30, 2000, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and at September 30, 2000 is in a negative working capital position and stockholders' deficit position. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As explained in Note 15 to the financial statements, effective October 1, 1998, the Company changed its method of accounting for start-up costs.

                                 /s/ Ham, Langston & Brezina, L.L.P.
Houston, Texas
December 30, 2000, except
for Note 3, as to which the
date is January 16, 2001

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000

                                ---------------

                                                                     UNAUDITED
                                                                     PROFORMA
ASSETS                                                   ACTUAL      (NOTE 3)
------                                                 ----------   -----------
Current assets:
  Cash and cash equivalents                            $     9,604   $      9,604
  Accounts receivable, net                                 300,353        300,353
  Inventory                                                 92,729         92,729
  Restricted cash                                           54,210         54,210
                                                       -----------    -----------
    Total current assets                                   456,896        456,896
Property and equipment, net                              3,894,443      1,937,093
Other assets                                                28,091         28,091
                                                       -----------    -----------
      Total assets                                     $ 4,379,430    $ 2,422,080
                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
Current liabilities:
  Current maturities of notes payable                  $ 3,736,002    $ 1,136,002
  Current portion of capital lease obligations             568,430        568,430
  Accounts payable and accrued liabilities               1,512,536      1,313,738
  Accrued phase-out period losses of discontinued
    restaurant operations                                   82,832         82,832
                                                       -----------    -----------
    Total current liabilities                            5,899,800      3,101,002
Capital lease obligations, net of current portion          400,000        400,000
                                                       -----------    -----------
      Total liabilities                                  6,299,800      3,501,002
                                                       -----------    -----------
Commitments and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 50,000,000
    shares authorized, 41,540,211 (45,734,620
    proforma) shares issued and 41,140,211
    (45,334,620 proforma) shares outstanding
    at September 30, 2000                                   41,540         45,334
  Additional paid-in capital                             6,580,495      7,038,086
  Accumulated deficit                                   (8,392,405)    (8,012,342)
  Treasury stock, 400,000 shares at cost                  (150,000)      (150,000)
                                                       -----------    -----------
      Total stockholders' deficit                       (1,920,370)    (1,078,922)
                                                       -----------    -----------
        Total liabilities and stockholders'
          deficit                                      $ 4,379,430    $ 2,422,080
                                                       ===========    ===========

          See accompanying notes to consolidated financial statements.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 2000



                                                                                  UNAUDITED
                                                            ACTUAL                PROFORMA
                                                   --------------------------       2000
                                                       1999           2000        (NOTE 3)
                                                   -----------    -----------    -----------
Revenue:
  Entertainment services                           $ 4,208,963    $ 4,048,720    $ 3,570,739
  Retail                                               944,998        768,874        768,874
                                                   -----------    -----------    -----------
    Total revenue                                    5,153,961      4,817,594      4,339,613
                                                   -----------    -----------    -----------
Cost of sales and services:
  Entertainment services                             2,102,550      2,087,329      2,028,283
  Retail                                               783,035        366,957        366,957
                                                   -----------    -----------    -----------
    Total cost of sales and services                 2,885,585      2,454,286      2,395,240
                                                   -----------    -----------    -----------
Gross margin                                         2,268,376      2,363,308      1,944,373
General and administrative expenses                  3,018,379      3,067,203      2,620,803
Depreciation and amortization expense                  877,963        731,221        683,418
                                                   -----------    -----------    -----------
  Loss from operations                              (1,627,966)    (1,435,116)    (1,359,848)
                                                   -----------    -----------    -----------
Other income (expenses):
  Gain (loss) on disposal of assets                     (2,342)             -        348,798
  Interest expense                                  (1,219,703)      (765,120)      (304,529)
                                                   -----------    -----------    -----------
    Total other income (expenses)                   (1,222,045)      (765,120)        44,269
                                                   -----------    -----------    -----------
Loss from continuing operations                     (2,850,011)    (2,200,236)    (1,315,179)
Discontinued operations:
  Loss from operation of discontinued
    restaurant division                               (510,962)             -              -
  Loss on disposal of discontinued restaurant
    division, including provision for losses
    during the phase-out period                       (299,364)       (26,253)       (26,253)
                                                   -----------    -----------    -----------
Loss before cumulative effect of change in
  accounting principle                              (3,660,337)    (2,226,489)    (1,341,432)
Cumulative effect of change in accounting for
  start up expenses                                   (170,611)             -              -
                                                   -----------    -----------    -----------
Net loss                                           $(3,830,948)   $(2,226,489)   $(1,341,432)
                                                   ===========    ===========    ===========
Basic and diluted net loss per common share:
  Continuing operations                            $     (0.09)        $(0.06)        $(0.03)
  Discontinued operations                                (0.02)             -              -
  Cumulative effect of change in accounting
    principle                                            (0.01)             -              -
                                                   -----------    -----------    -----------
    Net loss                                       $     (0.12)        $(0.06)        $(0.03)
                                                   ===========    ===========    ===========
Weighted average shares outstanding                 31,922,657     37,060,044     41,254,457
                                                   ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 2000

                                ---------------

                                                            1999           2000
                                                         -----------    -----------
Cash flows from operating activities:
  Net loss                                               $(3,830,948)   $(2,226,489)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Loss from discontinued operations                        510,962              -
    Loss on disposal of discontinued operations              299,364         26,253
    Depreciation and amortization                            877,963        731,221
    Provision for doubtful accounts                            4,985              -
    Loss on disposal of property and equipment                 2,342              -
    Common stock issued for services                          60,400        199,930
    Common stock issued for interest expense                 486,000        323,514
    Cumulative effect of a change in accounting              110,510              -
    Cumulative effect of a change in accounting
      related to discontinued operations                      60,091              -
    Changes in operating assets and liabilities,
      net of effects from acquisitions:
      Accounts receivable                                    144,593        141,508
      Inventory                                              111,036           (284)
      Restricted cash                                              -        (54,210)
      Other assets                                            83,076         21,756
      Book overdraft                                          36,888        (36,888)
      Accounts payable and accrued liabilities               610,873        344,055
                                                         -----------    -----------
        Net cash used in continuing operations              (431,865)      (529,634)
        Net cash provided by (used in) discontinued
          operations                                        (444,523)       126,579
                                                         -----------    -----------
          Net cash used in operating activities             (876,388)      (403,055)
                                                         -----------    -----------
Cash flows from investing activities:
  Capital expenditures                                      (861,142)      (324,077)
  Capital expenditures of discontinued operations            (12,879)             -
  Proceeds received from sale of property and
    equipment                                                 66,561              -
                                                         -----------    -----------
          Net cash used in investing activities             (807,460)      (324,077)
                                                         -----------    -----------
Cash flows from financing activities:
  Proceeds from notes payable                              2,223,165        702,639
  Proceeds from sale of common stock                          10,000        167,500
  Payments on notes payable                                 (352,880)      (133,403)
  Payments on capital lease obligation                       (53,177)             -
  Purchase of treasury stock                                (150,000)             -
                                                         -----------    -----------
          Net cash provided by financing activities        1,677,108        736,736
                                                         -----------    -----------
Increase (decrease) in cash and cash equivalents              (6,740)         9,604
Cash and cash equivalents, beginning of year                   6,740              -
                                                         -----------    -----------
Cash and cash equivalents, end of year                   $         -    $     9,604
                                                         ===========    ===========
Supplemental disclosure of cash flow information:
 Cash paid for interest expense                          $   887,491    $   143,430
                                                         ===========    ===========
 Cash paid for income taxes                              $         -    $         -
                                                         ===========    ===========

          See accompanying notes to consolidated financial statements.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 2000

                                                               ADDITIONAL    UNISSUED
                                           COMMON STOCK          PAID-IN      COMMON     ACCUMULATED     TREASURY
                                         SHARES      AMOUNT      CAPITAL       STOCK       DEFICIT         STOCK         TOTAL
                                       ----------   --------   -----------   ---------   ------------   -----------   ------------
Balance at September 30,
  1998                                 30,093,460    $30,093   $5,049,378    $ 60,000    $(2,334,968)   $     -       $ 2,804,505
Purchase of 400,000 shares of
  treasury stock                                -          -            -                          -      (150,000)      (150,000)
Issuance of common stock in con-
  nection with the funding of
  notes payable                         2,050,000      2,050      543,950     (60,000)             -             -        486,000
Issuance of common stock for cash          66,667         68        9,934           -              -             -         10,000
Issuance of common stock for
  services                                369,750        369       60,031           -              -             -         60,400
Net loss for the year ended
  September 30, 1999                            -          -            -           -     (3,830,948)            -     (3,830,948)
                                       ----------    -------   ----------    --------    -----------    ----------    -----------
Balance at September 30, 1999          32,579,877     32,580    5,663,293           -     (6,165,916)     (150,000)      (620,043)
Issuance of common stock for cash         988,889        989      166,511           -              -             -        167,500
Issuance of common stock for
  services                              1,519,500      1,519      198,411           -              -             -        199,930
Notes payable converted to common
  stock                                 1,975,693      1,976      233,242           -              -             -        235,218
Issuance of common stock as
  collateral                            2,000,000      2,000       (2,000)          -              -             -              -
Issuance of common stock in pay-
  ment of accrued interest              2,476,252      2,476      321,038           -              -             -        323,514
Net loss                                        -          -            -           -     (2,226,489)            -     (2,226,489)
                                       ----------    -------   ----------    --------    -----------    ----------    -----------
Balance at September 30, 2000          41,540,211    $41,540   $6,580,495    $     -     $(8,392,405)    $(150,000)   $(1,920,370)
                                       ==========    =======   ==========    ========    ===========    ==========    ===========

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

   During 1999, the Company was also in restaurant operations, but made a strategic decision to discontinue those operations. (See Note 10)

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



                                   Continued
                                      F-8

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
   --------------------------------------------------------------------

   CONCENTRATIONS OF CREDIT RISK
   -----------------------------

   Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company maintains its cash in well known banks selected based upon management's assessment of the banks' financial stability. Balances periodically exceed the $100,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits. Accounts receivable generally arise from sales of equipment and services to the United States Government and to United States consumers. Collateral is generally not required for credit granted. Sales to the United States government approximate 70% of total sales reported in the accompanying statements of operations.

   CASH EQUIVALENTS
   ----------------

   For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

   INVENTORIES
   -----------

   Inventories, consisting primarily of items available for catalog sales are valued at the lower of cost or market. Cost is determined based upon the first-in, first-out (FIFO) method.

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

   SEGMENT INFORMATION
   -------------------

   The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". Under the new standard, the Company is required to use the management approach to reporting its segments. The management approach designates that the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's segments. The accounting policies of the segments are the same as those described elsewhere in Note 1.

   RECLASSIFICATIONS
   -----------------

   Certain items in these financial statements have been reclassified to conform to the current period presentation.


2. GOING CONCERN CONSIDERATIONS
   ----------------------------

   During the years ended September 30, 1999 and 2000, the Company has experienced negative financial results as follows:

                                   Continued

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

2. GOING CONCERN CONSIDERATIONS, CONTINUED
   ---------------------------------------

                                       1999           2000
                                    -----------    -----------

      Net loss                      $(3,830,948)   $(2,226,489)

      Negative cash flows from
       operations                      (913,276)      (403,055)

      Negative working capital       (2,221,853)    (5,442,904)

      Accumulated deficit            (6,165,916)    (8,392,405)

      Stockholders' deficit            (620,043)    (1,920,370)

   In addition to its negative financial results, the Company has also experienced operational problems as follows:

   . During 1999, Redfish Management, Inc. ("RMI"), a wholly owned subsidiary of the Company, filed for Chapter 11 bankruptcy protection to allow the Company to limit future losses by its restaurant operations (See Note 11).

   . The Company is delinquent on payments of principal and accrued interest for a significant portion of its note payable and capital lease obligations. Additionally, at September 30, 2000, the Company is in violation of numerous financial and non-financial covenants included in such note payable and capital lease agreements for which waivers have not been obtained. Debt under those agreements has been classified as current in the accompanying financial statements (See Note 6 and 9) and could be called by the creditors.

   Management has developed specific current and long-term plans to address its viability as a going concern as follows:

   . During 1999 the Company adopted plans to discontinue its restaurant operations because those operations require significant amounts of debt financing and have contributed significantly to the Company's financial problems. Seeking Chapter 11 bankruptcy for Redfish Management, Inc. was a step necessary to allow the Company to eliminate those operations without increasing risk to its more profitable operations. The elimination of restaurant operations resulted in a reduction of losses of approximately $800,000 in 2000 as compared to 1999.

                                   Continued

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

2. GOING CONCERN CONSIDERATIONS, CONTINUED
   ---------------------------------------

   . The Company is currently in the final negotiation stages of a debt reduction plan to exchange certain of its assets to repay approximately $2,900,000 of long-term debt and related accrued interest. (See Note 3)

   . During 2000 the Company took steps to add depth to its management team with the addition of an experienced chief financial officer and controller. Management is currently exploring ways to extinguish additional debt in exchange for assets or through issuance of common stock and to concentrate on its core business.

   There can be no assurance that the Company's debt reduction plans will be successful or that the Company will have the ability to implement its business plan and ultimately attain profitability. The Company's long-term viability as a going concern is dependent upon three key factors, as follows:

   . The Company's ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations in the near term.

   . The ability of the Company to control costs and expand revenues from existing or new businesses.

   . The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.


3. DEBT REDUCTION PLAN AND PRO-FORMA INFORMATION
   ---------------------------------------------

   The Company has entered the final negotiation stages of a debt reduction agreement (the "Debt Reduction Agreement"), the completion of which is probable at September 30, 2000. Under the Debt Reduction Agreement the Investor Notes (See Note 6) will be brought current and ultimately repaid through the Company's contribution of certain property (a waterpark facility, a racetrack and certain raw land) located in Midland, Texas and 2,200,000 shares of the Company's common stock, to a trust for liquidation, with the proceeds used for repayment of the Investor Notes. The Debt Reduction Agreement provides for any shortfall in the proceeds from liquidation of the property and shares of the Company's common stock to be satisfied through the Company's issuance of additional shares of the Company's common stock or through the trustee's foreclosing on certain other property pledged by the Company. If excess proceeds are received, such proceeds would be returned to the Company after satisfaction of fees of the trust.

                                   Continued

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

3. DEBT REDUCTION PLAN AND PRO-FORMA INFORMATION, CONTINUED
   --------------------------------------------------------

   The unaudited proforma balance sheet as of September 30, 2000 gives effect to the transaction as if it had occurred at that date. The unaudited proforma statement of operations for the year ended September 30, 2000 gives effect to the transaction as if it had occurred on October 1, 1999.

   The unaudited proforma financial statements are presented for informational purposes only and are not necessarily indicative of the results of operations that would have been achieved had the transaction been completed at October 1, 1999, nor are they indicative of the Company's future results of operations.

   The Company believes that the assumptions used in preparing the unaudited proforma balance sheet and statement of operations provides a reasonable basis for presenting all of the significant effects of the debt repayment agreement, and that the proforma adjustments give effect to those assumptions in the unaudited proforma statements of operations.

   Unaudited proforma adjustments to the consolidated balance sheet are as follows:

   a. Reduction of $1,957,350 to property to reflect the net book value of assets to be placed in trust to provide proceeds for repayment of the Investor Notes. The value of the property is assumed to be $2,450,000 at September 30, 2000, based on independent appraisal.

   b. Elimination of the Investor Notes in the amount of $2,600,000 and related accrued interest of $198,798 at September 30, 2000.

   c. Issuance of 4,194,409 shares of the Company's common stock to repay the remaining portion of the Investor Notes and accrued interest not extinguished with proceeds from sale of the property placed in trust as described in a. above. The price of the Company's common stock is assumed to be $0.11 based on the quoted market price at September 30, 2000.

   Unaudited proforma adjustments to the consolidated statement of operations are as follows:

   a. Reduction in depreciation expense of $47,803, attributable to elimination of the property placed in trust to provide proceeds for repayment of the Investor Notes.

                                   Continued

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

3. DEBT REDUCTION PLAN, CONTINUED
   ------------------------------

   b. Reduction in interest expense of $460,591 related to the elimination of interest expense on the Investor Notes.

   c. Gain on sale of the property placed in trust to provide for repayment of the Investor Notes in the amount of $348,798 based on a comparison of the appraised value with the net book value of the property at October 1, 1999.

   d. Decrease in revenues, cost of revenues and general and administrative expenses associated with the elimination of operating activities involving the property placed in trust to provide for repayment of the Investor Notes. The effect of these items (excluding depreciation expense) was an improvement to loss from operations of $27,465.


4. ACCOUNTS RECEIVABLE
   -------------------

   Accounts receivable consist primarily of amounts due from U.S. military bases for the purchase of entertainment equipment and services. An allowance for doubtful accounts is provided, when appropriate, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating probable bad debts. Such factors include circumstances with respect to specific accounts receivable, growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. Accounts receivable at both September 30, 1999 and 2000 are stated net of an allowance for doubtful accounts of $17,985.


5. PROPERTY AND EQUIPMENT
   ----------------------

   Property and equipment consisted of the following at September 30, 2000:

                                   Continued

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

5. PROPERTY AND EQUIPMENT, CONTINUED
   ---------------------------------

      Land                                $  913,485
      Buildings and improvements           1,626,405
      Club equipment                       2,446,974
      Amusement games                      2,035,259
      Furniture and equipment                351,702
      Vehicles                               111,701
                                          ----------
                                           7,485,526
      Less: accumulated depreciation
        and amortization                   3,591,083
                                          ----------
        Property and equipment, net       $3,894,443
                                          ==========

   Depreciation expense for the years ended September 30, 1999 and 2000 was $920,589 and $731,221, respectively.


6. NOTES PAYABLE
   -------------

   Notes payable consist of the following at September 30, 2000:

   Note payable to a bank (the "SBA Loan"),
     bearing interest of 12.25% per year and
     due in monthly payments of $5,928,
     including interest, through November
     2016.  This note is guaranteed by the
     United States Small Business Adminis-
     tration ("SBA") and is collateralized
     by certain real estate and by the per-
     sonal guarantee of an officer/stock-
     holder of the Company.                             $  515,157

   Notes payable to investors (the "Investor
     Notes") under private placements handled
     by an investment company.  These notes
     bear interest at stated rates ranging
     from 12.0% to 14.0% per year and are
     collateralized by substantially all
     assets of the Company.                              2,600,000

   Notes payable to individuals, due on
     demand, bearing interest at various
     rates up to 10% per year.  These
     notes are not collateralized.                         192,045


                                   Continued

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

6. NOTES PAYABLE, CONTINUED
   ------------------------

   Note payable to factoring companies,
      bearing interest at graduated rates
      based upon the collection period
      for factored receivables.                                  309,797

   Note payable to a bank, bearing interest
      of 14.25% per year and due on demand.
      This note is not collateralized.                            68,750

   Note payable to a leasing company,
      due in monthly payments of $1,112
      through September 2004 and collateralized                   50,253
      by certain equipment.
                                                              ----------
       Total notes payable                                    $3,736,002
                                                              ==========

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

   In connection with the funding of the Investor Notes, the Company issued a total of 2,050,000 shares of its common stock and paid loan costs of approximately $420,000. Accordingly, the actual weighted average interest rate on these notes, including the effect of the issuance of common stock and the payment of loan costs, approximated 61% during the year ended September 30, 1999. During the year ended September 30, 2000, the Company incurred costs of approximately $126,000 to further extend the Investor Notes. Accordingly, the weighted average interest rate on these notes approximated 18% during the year ended September 30, 2000.

                                   Continued

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

6. NOTES PAYABLE, CONTINUED
   ------------------------

   The Investor Notes consist of five notes in face values of $200,000 to $600,000. The investment company arranged for funding of the Investor Notes using two methods. Two of the notes with a total face value of $1,200,000 were placed in unit trusts in which investors acquired interest in $1,000 units. The remaining $1,400,000 was funded through the sale of undivided interests in three notes. The Company, in order to secure the funding under Investor Notes issued a total of 2,050,000 shares of its common stock to the investors and the investment company. The issuance of those shares resulted in the Company recognizing $486,000 of additional interest expense in 1999. The Company also incurred loan costs in connection with the Investor Notes of approximately $420,000 in the form of legal fees, accounting fees, commissions and other directly related costs and substantially all such costs were amortized to expense in 1999.

   The Investor Notes contain certain covenants that require, among other things, that the Company make all payments under the notes when due, experience no significant change in its financial condition or be the subject of any bankruptcy proceedings (See Note 2). At September 30, 2000 the Company was in violation of certain covenants under the Investor Notes and the Company is currently arranging to repay the Investor Notes under the Debt Reduction Plan. (See Note 3)


7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
   ----------------------------------------

   Accounts payable and accrued liabilities consisted of the following at September 30, 2000:

          Accounts payable, trade               $  545,803
          Accrued payroll and related taxes        136,944
          Accrued rent expense                      79,373
          Accrued interest expense                 353,324
          Sales taxes payable                       56,493
          Accrued property tax expense              65,241
          Other accrued expenses                   192,858
          Accrued litigation settlement             82,500
                                                ----------
                                                $1,512,536
                                                ==========

                                   Continued

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

8. INCOME TAXES
   ------------

   The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of September 30, 1999, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $8,800,000 which expire in various tax years through 2021. Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership change in the Company that could result from the debt agreement with an investment company could severely limit the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will, in all likelihood, be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

   The composition of deferred tax assets and liabilities and the related tax effects at September 30, 2000 are as follows:

       Deferred tax assets:
            Net operating losses                           $ 3,007,071
            Other asset basis difference                        34,805
            Accrued liabilities and reserves                    28,050
            Valuation allowance                             (2,989,882)
                                                           -----------
              Total deferred tax assets                         80,044
                                                           -----------
       Deferred tax liabilities:
            Property and equipment                             (80,044)
                                                           -----------
              Total deferred tax liability                     (80,044)
                                                           -----------
       Net deferred tax asset (liability)                  $         -
                                                           ===========

   The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended September 30, 2000 and 1999 is as follows:

                                   Continued

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INCOME TAXES, CONTINUED
   -----------------------


                                                                   2000                  1999
                                                           -----------------    --------------------
                                                            AMOUNT        %        AMOUNT        %
                                                         -----------    ----    ------------    ----
                                                                                (AS RESTATED)
          Benefit for income tax at
            federal statutory rate                         $(757,006)    (34)%   $(1,302,522)    (34)%
          Difference in depreciation                         (28,267)     (1)         50,266       1
          Difference in amortization
            of start-up costs                                (11,601)     (1)         46,406       1
          Difference in recognition
            of accrued expenses                                6,847       1          21,203       -
          Difference in recognition of
            accrued loss on disposal of
            discontinued operations                         (101,784)     (5)        101,784       3
          Difference in gain on sale
            of asset                                               -       -           7,565       -
          Non-deductible expenses                              3,500       -           2,119       -
          Increase in valuation
            allowance                                        888,311      40       1,073,179      28
                                                           ---------    ----     -----------    ----
                                                           $      -        0%    $         -       0%
                                                           =========    ====     ===========    ====

9. LEASE OBLIGATIONS
   -----------------

   Included in property and equipment in the accompanying consolidated balance sheet at September 30, 2000 are the following assets held under a capital lease:

    Amusement games                                    $1,200,000
    Accumulated amortization                             (519,999)
                                                       ----------
    Assets under capital leases, net                   $  680,001
                                                       ==========

   The Company has also entered into certain operating leases for offices and retail operations. Certain of the leases provide for renewal options, payment of taxes and utilities by the Company, and increases to rent should certain costs to the landlord increase. Rental expense under operating leases was $100,908 and $423,013 for the years ended September 30, 2000 and 1999, respectively. At September 30, 2000, due to liquidity problems, the Company is eighteen months delinquent on rent at its headquarters in the amount of $79,373.

                                   Continued

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

9. LEASE OBLIGATIONS, CONTINUED
   ----------------------------

   Minimum lease payments due under leases with remaining lease terms of greater than one year and expiration dates subsequent to September 30, 2000 are summarized as follows:

           YEAR ENDED                                     CAPITAL
          SEPTEMBER 30,                                    LEASE
          -------------                                   --------
               2001                                     $  975,412
               2002                                         75,000
               2003                                         75,000
               2004                                         75,000
               2005                                         75,000
               Thereafter                                  516,925
                                                        ----------
           Total minimum leases                          1,792,337
           Less amount representing interest               823,907
                                                        ----------
           Present value of minimum lease payments         968,430
           Less current portion                            568,430
                                                        ----------
                                                        $  400,000
                                                        ==========

   The capital lease agreement includes certain covenants that require the Company to provide various financial information to the lessor in a timely manner. During the year ended September 30, 2000 and 1999, the Company did not comply with the lease covenants and at September 30, 2000, the Company was thirty months past due on required payments under the lease obligation. Such past due payments total $690,197 and include accrued interest expense of $136,377, accrued sales tax expense of $53,590 and principal payments of $500,230. Accordingly, the Company is in default of the lease agreement and the lessor could repossess the amusement games or request payment of past due amounts. If the lessor requested payment of past due amounts and the Company was unable to comply, the lessor's only recourse is repossession of the leased amusement games. The Company has not requested or received any waiver of covenant violations and its present financial circumstances prevent the Company from making past due lease payments.

                                   Continued

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

10.  DISCONTINUED OPERATIONS
     -----------------------

   On September 15, 1999, the Company adopted a plan to dispose of all restaurant operations. The Company's restaurant operations were conducted through its wholly owned subsidiary, Redfish Management, Inc. ("RMI"). As part of the Company's plan, RMI sought Chapter 11 federal bankruptcy protection in November 1999 and began an effort to sell all assets of RMI.

   Based on discussions with prospective buyers of RMI's assets, the Company recognized an estimated loss on disposal of RMI's assets of $279,364 at September 30, 1999. The Company has also recorded a $20,000 provision for losses from continued operation of its restaurants to the date of disposal. Management expects to complete disposition of RMI's assets by January 31, 2000.

   The gain (loss) from operation of the discontinued restaurant division presented in the accompanying statements of operations includes the following:
                                                1999        2000
                                             ----------    --------
          Net sales                          $1,607,613    $      -
          Gain (loss) from operations          (316,992)          -
          Gain (loss) from discontinued
            operations                         (510,962)    (26,353)

   Net current liabilities of discontinued restaurant operations consist primarily of accounts payable and accrued liabilities at September 30, 2000.

                                   Continued

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

11.  CONTINGENCIES
     -------------

   During October 1998, the Company abandoned certain lease space in a shopping mall in Arlington, Texas before the expiration of the lease term. Management abandoned the lease because management believed that the lessor improperly induced the Company to enter the lease through misrepresentations about the ability of the shopping mall to support the amusement services offered by the Company. In January 1999, the lessor filed a lawsuit against the Company seeking damages of $124,727, plus applicable interest and attorney's fees, for breach of lease. During 2000, the case went to mediation and the lessor received a settlement of $135,000. The Company paid $67,500 during 2000 and has recorded an accrual of $67,500 at September 30, 2000.

   As described in Note 2 to the financial statements, on November 16, 1999, RMI, a wholly-owned subsidiary that includes all of the Company's restaurants, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. In connection with the bankruptcy filing, the Company's plan of reorganization is based upon a planned sale of all assets of RMI and use of the proceeds for payment of creditors. At September 30, 1999 the Company has treated the operations of RMI as a discontinued business segment and wrote the related assets down to their estimated net realizable values.

   The Company is currently a party to certain other litigation arising in the normal course of business. Management believes that such litigation will not have a material impact on the Company.


12.  BUSINESS SEGMENTS
     -----------------

   During the fiscal year ended September 30, 1999 and 2000, the Company operated primarily in three strategic business units that offer different products and services: providing military entertainment services, retail sale of sound and lighting equipment and design and operation of amusement facilities and equipment. Restaurant operations have not been included in segment information since they were reported as discontinued operations in 1999 (See Note 10). Financial information regarding the other business segments is as follows:

                                   Continued

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

12.  BUSINESS SEGMENTS, CONTINUED
     ----------------------------

                                            MILITARY      RETAIL    AMUSE-
                                         ENTERTAINMENT     SALES     MENT     OTHER     TOTAL
                                         --------------   -------   -------   ------   --------
                                                         (AMOUNTS IN THOUSANDS)
   YEAR ENDED SEPTEMBER 30,
    2000:

   Revenues                                $3,327           $ 769    $   722    $  -     $ 4,818
   Income (loss) from operations             (109)           (113)      (935)    (278)    (1,435)
   Total assets                             1,060             163      3,128       28      4,379
   Interest expense                            74              18        673        -        765
   Depreciation expense                       357               5        362        7        731
   Capital expenditures                       303               7         14        -        324

   YEAR ENDED SEPTEMBER 30.
    1999:

   Revenues                                $3,309           $ 945    $   857    $  43    $ 5,154
   Income (loss) from operations             (197)           (166)    (1,107)    (157)    (1,627)
   Total assets                             1,413             272      3,256       35      4,976
   Interest expense                            38              35      1,021      126      1,220
   Depreciation expense                       383               1        484       10        878
   Effect of change in accounting               -               -        111        -        111
   Capital expenditures                       337               2        497       25        861

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sale prices are market based. The Company evaluates performance based on operating earnings of the respective business units.

13.  NON-CASH FINANCING AND INVESTING ACTIVITY
     -----------------------------------------

     During the year ended September 30, 1999, the Company sold certain equipment in exchange for the buyer's assumption of a $130,565 directly related note payable.

     During the year ended September 30, 2000, the Company issued 1,975,693 shares of common stock to convert $235,218 of notes payable to equity.

                                   Continued

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

14.  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
     ---------------------------------------------------

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