Form 10QSB
period 2000-12-31
ENTERTAINMENT TECHNOLOGIES & PROGRAMS INC
filed 2001-02-20
CIK 922257

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended         December 31, 2000
                               -------------------------------

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

   As of December 31, 2000, the Registrant had outstanding 42,400,640 shares of common stock, par value $0.001 per share.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.

                               TABLE OF CONTENTS

              FORM 10-QSB FOR THE QUARTER ENDED DECEMBER 31, 2000


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

   Signature Page                                              F-15


                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES



                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                  (UNAUDITED)

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                       PAGE(S)
                                                       -------
Consolidated Condensed Financial Statements:

  Consolidated Condensed Balance Sheet as of
    December 31, 2000 and September 30, 2000             F-3

  Consolidated Condensed Statement of Operations
    for the three months ended December 31, 2000
    and 1999                                             F-4

  Consolidated Condensed Statement of Cash Flows
    for the three months ended December 31, 2000
    and 1999                                             F-5

  Consolidated Condensed Statement of Stockholders'
    Deficit for the three months ended December 31,
    2000                                                 F-6

Selected Notes to Consolidated Condensed Financial
  Statements                                             F-7


          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                  (UNAUDITED)

                                            DECEMBER 31,
                                               2000          SEPTEMBER 30,
     ASSETS                                 (UNAUDITED)          2000
    -------                                 -----------      -------------
Current assets:
  Cash and cash equivalents                 $       -          $     9,604
  Accounts receivable, net                       384,154           300,353
  Inventory                                       62,268            92,729
  Prepaid expenses                                16,703            54,210
  Restricted assets                               27,879                 -
  Property and equipment held for sale         1,957,350                 -
                                             -----------       -----------

    Total current assets                       2,448,354           456,896

Property and equipment, net                    1,939,477         3,894,443
Other assets                                      28,091            28,091
                                             -----------       -----------

      Total assets                           $ 4,415,922       $ 4,379,430
                                             ===========       ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Book overdraft                             $    37,485       $      -
  Current maturities of notes payable and
    capital lease obligation                   4,421,596         4,304,432
  Accounts payable and accrued liabilities     1,401,913         1,512,536
  Accrued phase-out period losses of
    discontinued restaurant operations            82,832            82,832
                                             -----------       -----------

    Total current liabilities                  5,943,826         5,899,800

Notes payable and capital lease obligation,
  net of current portion                         415,300           400,000
                                             -----------       -----------

      Total liabilities                        6,359,126         6,299,800
                                             -----------       -----------

Commitments and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 50,000,000
    shares authorized, 42,400,640
    and 41,540,211 shares issued and
    42,000,640 and 41,140,211 shares
    outstanding at December 31, 2000 and
    September 30, 2000, respectively              42,400            41,540
  Additional paid-in capital                   6,667,621         6,580,495
  Unissued common stock                           71,000                 -
  Accumulated deficit                         (8,574,225)       (8,392,405)
  Treasury stock: 400,000 shares at cost        (150,000)         (150,000)
                                             -----------       -----------

      Total stockholders' deficit             (1,943,204)       (1,920,370)
                                             -----------       -----------

        Total liabilities and stockholders'
          deficit                            $ 4,415,922       $ 4,379,430
                                             ===========       ===========

Note: The balance sheet at September 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                  (UNAUDITED)

                                           THREE MONTHS    THREE MONTHS
                                               ENDED           ENDED
                                           DECEMBER 31,    DECEMBER 31,
                                               2000            1999
                                           ------------    ------------
Total revenue                              $  740,235      $1,071,086
Total cost of sales and services              354,413         581,126
                                           ----------      ----------
Gross margin                                  385,822         489,960
General and administrative expenses           401,281         440,219
Depreciation and amortization                 108,100         192,319
                                           ----------      ----------
  Loss from operations                       (123,559)       (142,578)
Interest expense                               58,261         125,175
                                           ----------      ----------
Net loss                                   $ (181,820)     $ (267,753)
                                           ==========      ==========
Basic and diluted net loss per common
 share                                     $    (0.00)     $    (0.01)
                                           ==========      ==========
Weighted average shares outstanding        42,123,759      32,734,422
                                           ==========      ==========


       See selected notes to consolidated condensed financial statements.

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                                 THREE MONTHS    THREE MONTHS
                                                     ENDED           ENDED
                                                 DECEMBER 31,    DECEMBER 31,
                                                     2000            1999
                                                 ------------    ------------
Cash flows from operating activities:
  Net loss                                          $(181,820)      $(267,753)
  Adjustments to reconcile net loss to net
    cash used in operating activities                  96,400         499,606
                                                    ---------       ---------
      Net cash provided by (used in)
        operating activities                          (85,420)        231,853
                                                    ---------       ---------
Cash flows from investing activities:
  Capital expenditures                               (110,484)       (173,980)
                                                    ---------       ---------

      Net cash used in investing activities          (110,484)       (173,980)
                                                    ---------       ---------
Cash flows from financing activities:
  Proceeds from sale of common stock                   71,000            -
  Proceeds from notes payable and capital
    lease obligations                                 115,300           9,377
                                                    ---------       ---------
      Net cash provided by (used in)
        financing activities                          186,300           9,377
                                                    ---------       ---------
Increase in cash and cash equivalents                  (9,604)         30,362
Cash and cash equivalents, beginning of
  period                                                9,604            -
                                                    ---------       ---------
Cash and cash equivalents, end of period            $    -          $  30,362
                                                    =========       =========

       See selected notes to consolidated condensed financial statements.

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2000

                                  (UNAUDITED)

                                                              ADDITIONAL   UNISSUED
                                          COMMON STOCK         PAID-IN      COMMON    ACCUMULATED     TREASURY
                                        SHARES      AMOUNT     CAPITAL      STOCK       DEFICIT         STOCK
                                      ----------   --------   ----------   --------   ------------   -----------
Balance at September 30, 2000         41,540,211    $41,540   $6,580,495   $     -    $(8,392,405)    $(150,000)
Common stock issued for services          10,429         10        2,976         -              -             -
Common stock issued for cash                   -          -            -     71,000             -             -
Note payable converted to common
  stock                                  850,000        850       84,150          -             -             -
Net loss for the three months
  ended December 31, 2000                      -          -            -          -      (181,820)            -
                                      ----------    -------   ----------   --------   -----------    ----------
Balance at December 31, 2000          42,400,640    $42,400   $6,667,621    $71,000   $(8,574,225)    $(150,000)
                                      ==========    =======   ==========   ========   ===========    ==========

       See selected notes to consolidated condensed financial statements.

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

         SELECTED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. GENERAL

   The unaudited consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Entertainment Technologies & Programs, Inc. and Subsidiaries (the "Company") included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

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



                                   Continued

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

         SELECTED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

3. COMPREHENSIVE INCOME

   The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity, except those resulting from investments by and distributions to owners. There was no difference between comprehensive loss and net loss for the three months ended December 31, 2000 and 1999.


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


5. BUSINESS SEGMENTS

   During the three months ended December 31, 2000 and 1999, the Company operated primarily in three strategic business units that offer different products and services: providing military entertainment services, retail sale of sound and lighting equipment and design and operation of amusement facilities and equipment. Financial information regarding business segments is as follows:



                                   Continued

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

         SELECTED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5. BUSINESS SEGMENTS, CONTINUED


                                 MILITARY        RETAIL
                               ENTERTAINMENT     SALES       AMUSEMENT       OTHER         TOTAL
                               -------------   ----------   -----------   -----------   -----------

     THREE MONTHS ENDED
       DECEMBER 31, 2000:

     Revenues                     $  591,089    $ 54,215    $   94,931    $     -       $  740,235
     Income (loss) from
       operations                    101,061     (41,796)      (39,455)     (143,369)     (123,559)
     Total assets                  1,065,421     112,015       790,641     2,447,845     4,415,922


     THREE MONTHS ENDED
       DECEMBER 31, 1999:

     Revenues                     $  766,171    $295,688    $    9,227    $     -       $1,071,086
     Income (loss) from
       operations                     29,933      35,597      (174,778)      (33,330)     (142,578)
     Total assets                  2,935,881     183,737     1,203,401       733,452     5,056,471


   The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales are eliminated. The Company evaluates performance based on operating earnings of the respective business units.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The following discussion should be read in conjunction with the Company's unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in the unaudited consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in the Company's 10-KSB for the year ended September 30, 2000. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

   RESULTS OF OPERATIONS

   Revenues for the quarter ended December 31, 2000 decreased by $330,851 from $1,071,086 for the quarter ended December 31, 1999 to $740,235 for the quarter ended December 31, 2000 primarily due to lack of retail sales of professional sound and lighting equipment to the non-military consumer markets during the quarter ended December 31, 2000.

   General and administrative expenses decreased $38,938 from $440,219 for the quarter ended December 31, 1999 to $401,281 for the quarter ended December 31, 2000. This decrease is primarily a result of a reduction in common stock issued as compensation.

   Depreciation expense for the quarter ended December 31, 2000 decreased $84,219 from $192,319 for the quarter ended December 31, 1999 to $108,100 for the quarter ended December 31, 2000. This decrease is due to the movement of certain assets, with a net book value of $1,939,477, to assets held for sale, and elimination of depreciation charges on those assets during the quarter ended December 31, 2000.

   Interest expense decreased by $66,914 from $125,173 for the quarter ended December 31, 1999 to $58,261 for the quarter ended December 31, 2000. This decrease is a result of decreased interest charges on $2,600,000 of secured debt based on the Company's debt reduction plan.

   LIQUIDITY AND CAPITAL RESOURCES

   During the year ended September 30, 2000, the Company experienced negative financial results which have continued during the three months ended December 31, 2000 as follows:

                                            THREE MONTHS
                                                ENDED         YEAR ENDED
                                            DECEMBER 31,    SEPTEMBER 30,
                                                2000             2000
                                            ------------    -------------
   Net loss                                  $  (181,820)     $(2,226,489)
   Negative working capital                   (3,495,472)      (5,442,904)
   Negative cash flows from operations           (85,420)        (403,055)
   Accumulated deficit                        (8,574,225)      (8,392,405)
   Stockholders' deficit                      (1,943,204)      (1,920,370)

   In addition to its negative financial results, the Company has also experienced operational problems as follows:

 . During 1999, Redfish Management, Inc. ("RMI"), a wholly owned subsidiary of the Company, filed for Chapter 11 bankruptcy protection to allow the Company to limit future losses by its restaurant operations (See Note 11).

 . The Company is delinquent on payments of principal and accrued interest for a significant portion of its note payable and capital lease obligations. Additionally, at December 31, 2000, the Company is in violation of numerous financial and non-financial covenants included in such note payable and capital lease agreements for which waivers have not been obtained. Debt under those agreements has been classified as current in the accompanying financial statements and could be called by the creditors.

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

 . The Company is currently in the final negotiation stages of a debt reduction plan to exchange certain of its assets to repay approximately $2,900,000 of long-term debt and related accrued interest. The debt reduction plan is described below.

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

   As a result of the going concern issues facing the Company, the Company's independent auditors included an emphasis paragraph in their report on the Company's financial statements for the year ended September 30, 2000.

   DEBT REDUCTION PLAN

   The Company has entered the final negotiation stages of a debt reduction agreement (the "Debt Reduction Agreement"), the completion of which is probable at December 31, 2000. Under the Debt Reduction Agreement the Investor Notes (See Note 6 to the Company's audited financial statements for the year ended September 30, 2000) will be brought current and ultimately repaid through the Company's contribution of certain property (a waterpark facility, a racetrack and certain raw land) located in Midland, Texas and 2,200,000 shares of the Company's common stock, to a trust for liquidation, with the proceeds used for repayment of the Investor Notes. The Debt Reduction Agreement provides for any shortfall in the proceeds from liquidation of the property and shares of the Company's common stock to be satisfied through the Company's issuance of additional shares of the Company's common stock or through the trustee's foreclosing on certain other property pledged by the Company. If excess proceeds are received, such proceeds would be returned to the Company after satisfaction of fees of the trust.

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

   ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.



Date:     February 19, 2001       By: /s/ James D. Butcher
       ------------------------       --------------------
                                      James D. Butcher, Chairman & CEO



Date:     February 19, 2001       By: /s/ George C. Woods
       ------------------------       -------------------
                                      George C. Woods, CFO