Form 10QSB
period 2001-03-31
ENTERTAINMENT TECHNOLOGIES & PROGRAMS INC
filed 2001-05-17
CIK 922257

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934



For the quarterly period ended         March 31, 2001
                               ----------------------------
                                      or

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

    As of March 31, 2001, the Registrant had outstanding 47,036,700 shares of common stock, par value $0.001 per share.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.

                               TABLE OF CONTENTS

               Form 10-QSB for the quarter ended March 31, 2001

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

       for the three months and six months ended March 31, 2001 and 2000

         ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS
                                  __________

                                                                  Page(s)
                                                                  -------

Unaudited Consolidated Condensed Financial
  Statements:

  Unaudited Consolidated Condensed Balance Sheet
    as of March 31, 2001 and September 30, 2000                     F-3

  Unaudited Consolidated Condensed Statement of
    Operations for the three months and six months
    ended March 31, 2001 and 2000                                   F-4

  Unaudited Consolidated Condensed Statement of
    Cash Flows for the six months ended March 31,
    2001 and 2000                                                   F-5

  Unaudited Consolidated Condensed Statement of
    Stockholders' Deficit for the six months
    ended March 31, 2001                                            F-6

Notes to Unaudited Consolidated Condensed Financial
  Statements                                                        F-7

         ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEET

                                 -----------


                                                      March 31,
                                                        2001       September 30,
      ASSETS                                         (Unaudited)       2000
      ------                                         ----------    ------------

Current assets:
 Cash and cash equivalents                          $         -     $     9,604
 Accounts receivable, net                               271,923         300,353
 Inventory                                               56,954          92,729
 Prepaid expenses                                        49,747               -
 Restricted assets                                       24,178          54,210
                                                    -----------     -----------

   Total current assets                                 402,802         456,896

Property and equipment, net                           1,906,052       3,894,443
Other assets                                             36,666          28,091
                                                    -----------     -----------

    Total assets                                    $ 2,345,520     $ 4,379,430
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Book overdraft                                    $    24,541     $         -
  Current maturities of notes payable and
    capital lease obligation                          1,755,705       4,304,432
  Accounts payable and accrued liabilities            1,320,538       1,512,536
  Accrued phase-out period losses of discontinued
    restaurant operations                                     -          82,832
                                                    -----------     -----------

    Total current liabilities                         3,100,784       5,899,800

Notes payable and capital lease obligation, net
  of current portion                                    429,975         400,000
                                                    -----------     -----------

      Total liabilities                               3,530,759       6,299,800
                                                    -----------     -----------

Commitments and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 50,000,000
    shares authorized, 47,036,700 and 41,540,211
    shares issued and 46,636,700 and 41,140,211
    shares outstanding at March 31, 2001 and
    September 30, 2000, respectively                     47,037          41,540
  Additional paid-in capital                          7,750,350       6,580,495
  Accumulated deficit                                (8,832,626)     (8,392,405)
  Treasury stock: 400,000 shares at cost               (150,000)       (150,000)
                                                    -----------     -----------

      Total stockholders' deficit                    (1,185,239)     (1,920,370)
                                                    -----------     -----------

        Total liabilities and stockholders'
          deficit                                   $ 2,345,520     $ 4,379,430
                                                    ===========     ===========


Note: The balance sheet at September 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                            See accompanying notes.

         ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                  __________

                                 Three Months Ended March 31,        Six Months Ended March 31,
                                ------------------------------      ----------------------------
                                    2001           2000                 2001            2000
                                -----------    -----------          -----------     -----------
Total revenue                   $   770,370    $ 1,330,090          $ 1,510,605     $ 2,401,176

Total cost of sales and
  services                          377,456        705,781              731,869       1,286,907
                                -----------    -----------          -----------     -----------

Gross margin                        392,914        624,309              778,736       1,114,269

General and administrative
  expenses                          457,814        590,138              859,095       1,030,357

Depreciation and amortization       124,110        196,319              232,210         388,638
                                -----------    -----------          -----------     -----------

  Loss from operations             (189,010)      (162,148)            (312,569)       (304,726)

Interest expense                     69,391        129,455              127,652         254,630
                                -----------    -----------          -----------     -----------

Net loss                        $  (258,401)   $  (291,603)         $  (440,221)    $  (559,356)
                                ===========    ===========          ===========     ===========

Basic and diluted net loss
 per common share               $     (0.01)   $     (0.01)         $     (0.01)    $     (0.02)
                                ===========    ===========          ===========     ===========

Weighted average shares
 outstanding                     45,201,537     34,566,028           43,664,148      34,088,826
                                ===========    ===========          ===========     ===========


                            See accompanying notes.

         ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                    __________



                                               Six Months Ended March 31,
                                               --------------------------
                                                   2001         2000
                                                 --------     --------

Cash flows from operating activities:
  Net loss                                      $ (440,221)  $ (559,356)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities                                     301,956      668,370
                                                ----------   ----------

      Net cash provided by (used in)
        operating activities                      (138,265)     109,014
                                                ----------   ----------

Cash flows from investing activities:
  Capital expenditures                            (212,720)    (254,952)
                                                ----------   ----------

      Net cash used in investing activities       (212,720)    (254,952)
                                                ----------   ----------

Cash flows from financing activities:
  Increase (decrease) in book overdrafts            24,541      (36,888)
  Proceeds from sale of common stock               153,000            -
  Proceeds from notes payable and capital
    lease obligations                              183,048      461,269
  Payments on notes payable and capital
    lease obligations                                    -      (82,497)
                                                ----------   ----------

      Net cash provided by (used in)
        financing activities                       360,589      341,884
                                                ----------   ----------

Increase in cash and cash equivalents               (9,604)     195,946

Cash and cash equivalents, beginning of
  period                                             9,604            -
                                                ----------   ----------

Cash and cash equivalents, end of period        $        -   $  195,946
                                               ===========   ==========


                           See accompanying notes.

         ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
      UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                    for the six months ended March 31, 2001

                               ________________

                                                                        Common Stock        Additional
                                                                                Par Amount    Paid-In     Accumulated   Treasury
                                                                     Shares       $0.001      Capital       Deficit       Stock
                                                                  ----------    ------------  ----------  -----------   ----------
Balance at September 30, 2000                                       41,540,211       $41,540  $6,580,495  $(8,392,405)   $(150,000)

Common stock issued for services                                     1,043,763         1,044     105,275            -            -

Common stock issued or issuable
 for cash                                                            1,740,911         1,741     151,259            -            -

Note payable converted to common
 stock                                                                 990,000           990     100,810            -            -

Accrued interest settled through
 issuance of common stock                                            1,721,815         1,722     170,460            -            -

Long-term debt contributed as
 additional paid-in capital                                                  -             -     642,051            -            -

Net loss for the six months ended
 March 31, 2001                                                              -             -           -     (440,221)           -
                                                                    ----------  ------------  ----------  -----------   ----------

Balance at March 31, 2001                                           47,036,700       $47,037  $7,750,350  $(8,832,626)   $(150,000)
                                                                    ==========  ============  ==========  ===========   ==========

       See selected notes to consolidated condensed financial statements.

         ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  __________

1. General
   -------

   The unaudited consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Entertainment Technologies & Programs, Inc. and Subsidiaries (the "Company") included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000 and 1999. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

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

                                   Continued

         ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  __________

3. Comprehensive Income
   --------------------

   The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity, except those resulting from investments by and distributions to owners. There was no difference between comprehensive loss and net loss for the three and six months ended March 31, 2001 and 2000.


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


5. Litigation
   ----------

   On February 14, 2001, Verizon Capital filed suit against the Company seeking to recover an unspecified amount of damages due to the Company's alleged breach of the lease agreement between Bell Atlantic and the Company dated May 18, 1998. On March 22, 2001, the Company filed its original answer asserting several affirmative defenses to Verizon Capital's claims. In addition, the Company filed a counterclaim asserting causes of action for breach of contract, breach of warranties, fraud, negligent misrepresentation and mutual mistake. The Company's counterclaims are based upon allegations that (1) a large portion of the equipment under the lease at issue was never delivered by the lessor, Bell Atlantic; (2) Bell Atlantic made various misrepresentations regarding its ability to deliver the equipment; and (3) Bell Atlantic wrongfully kept approximately $75,000 in insurance proceeds with respect to equipment that was damaged before it was transferred to the Company. The parties have engaged in significant settlement discussions to date. Settlement talks are currently ongoing. The Company cannot predict with any certainty the eventual outcome of this litigation or the settlement talks.

                                   Continued

         ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  __________

6. Business Segments
   -----------------

   During the six months ended March 31, 2001 and 2000, the Company operated primarily in three strategic business units that offer different products and services: providing military entertainment services, retail sale of sound and lighting equipment and design and operation of amusement facilities and equipment. Financial information regarding business segments is as follows:


                            Military      Retail
                         Entertainment    Sales     Amusement      Other          Total
                         -------------  ---------  -----------   ---------     -----------
Three months ended
  March 31, 2001:

Revenues                 $  578,777    $  77,514   $   114,079   $       -     $   770,370
Income (loss) from
  operations                104,925      (17,407)      (60,784)   (215,744)       (189,010)
Total assets              1,032,280      117,934     1,153,214      44,083       2,347,511


Three months ended
  March 31, 2000:

Revenues                 $  908,296    $ 314,904   $   106,890   $       -     $ 1,330,090
Income (loss) from
  operations                (10,194)      35,632       (69,082)   (118,504)       (162,148)
Total assets              2,746,118      448,902     1,573,894     634,861       5,404,776


Six months ended
  March 31, 2001:

Revenues                 $1,169,866    $ 131,729   $   209,010   $       -     $ 1,510,605
Income (loss) from
  operations                205,986      (59,203)     (100,239)   (359,113)       (312,569)
Total assets              1,032,280      117,934     1,153,214      44,083       2,347,511


Six months ended
  March 31, 2000:

Revenues                 $1,674,467    $ 610,591   $   116,118   $       -     $ 2,401,176
Income (loss) from
  operations                 19,739       71,229      (243,860)   (151,834)       (304,726)
Total assets              2,746,118      448,902     1,573,894     634,861       5,404,776

         ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  __________

6. Business Segments, continued
   ----------------------------

   The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales are eliminated. The Company evaluates performance based on operating earnings of the respective business units.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------   ---------------------------------------------------------------
     Results of Operations.
     ---------------------

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

     Results of Operations
     ---------------------

     Revenues for the quarter ended March 31, 2001 decreased by $559,720 from $1,330,090 for the quarter ended March 31, 2000 to $770,370 for the quarter ended March 31, 2001 primarily due to lack of retail sales of professional sound and lighting equipment to the non-military consumer markets, the military markets and due to lack of sales of live entertainment to the military markets during the quarter ended March 31, 2001.

     General and administrative expenses decreased $132,324 from $590,138 for the quarter ended March 31, 2000 to $457,814 for the quarter ended March 31, 2001. This decrease is primarily a result of a reduction in common stock issued as compensation and legal settlements.

     Depreciation expense for the quarter ended March 31, 2001 decreased $72,209 from $196,319 for the quarter ended March 31, 2000 to $124,110 for the quarter ended March 31, 2001. This decrease is due to the movement of certain assets, with a net book value of $1,909,547, to assets held for sale, and elimination of depreciation charges on those assets during the quarter ended March 31, 2001.


     Interest expense decreased by $60,064 from $129,455 for the quarter ended March 31, 2000 to $69,391 for the quarter ended March 31, 2001. This decrease is a result of decreased interest charges on $198,798 of secured debt based on the Company's debt reduction plan.

     Liquidity and Capital Resources
     -------------------------------

     During the year ended September 30, 2000, the Company experienced negative financial results which have continued during the six months ended March 31, 2001 as follows:

                                        Six Months
                                          Ended         Year Ended
                                         March 31,     September 30,
                                           2001            2000
                                       -----------     ------------
Net loss                               $  (440,221)    $ (2,226,489)

Negative working capital                (2,697,982)      (5,442,904)

Negative cash flows from operations       (138,265)        (403,055)

Accumulated deficit                     (8,832,626)      (8,392,405)

Stockholders' deficit                   (1,185,239)      (1,920,370)


   In addition to its negative financial results, the Company has also experienced operational problems as follows:

 . The Company is delinquent on payments of principal and accrued interest for a certain capital lease obligations (See Note 5 to the unaudited consolidated condensed financial statements). Additionally, at March 31, 2001, the Company is in violation of various financial and non-financial covenants included in such lease and capital lease agreements for which waivers have not been obtained. Debt under those agreements has been classified as current in the accompanying financial statements and could be called by the creditors.

   Management has developed specific current and long-term plans to address its viability as a going concern as follows:

 . The Company has executed a debt reduction plan to exchange certain of its assets to repay approximately $2,900,000 of long-term debt and related accrued interest. The debt reduction plan is described below and was effective in March 2001.

 . During 2000 the Company took steps to add depth to its management team with the addition of an experienced chief financial officer and controller. Management is currently exploring ways to extinguish additional debt in exchange for assets or through issuance of common stock and to concentrate on its core business.

 .  On March 22, 2001, the Company entered into a letter of intent to acquire
   Ferris Productions, Inc. ("Ferris"). The acquisition is subject to due diligence, financing, and the negotiation of a definitive purchase agreement by June 30, 2001. This acquisition, if successfully completed, would offer significant synergies for product distribution expansion, vertical integration, and most importantly, provide long-term shareholder value. As of April 17, 2001, Ferris contends that it has terminated this letter of intent. Our Company, however, believes we have a binding agreement through June 30, 2001. Our Company is exploring all legal options to defend our rights and to protect the interest of our shareholders.

   There can be no assurance that the Company will have the ability to implement its business plan and ultimately attain profitability. The Company's long-term viability as a going concern is dependent upon three key factors, as follows:

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

   Debt Reduction Plan
   -------------------

   The Company has obtained 100% approval and began the asset transfer under a debt reduction agreement (the "Debt Reduction Agreement"). Under the Debt Reduction Agreement the Investor Notes (See Note 6 to the Company's audited financial statements for the year ended September 30, 2000) were brought current and will ultimately be repaid through the Company's contribution of certain property (a waterpark facility, a racetrack and certain raw land) located in Midland, Texas and 2,200,000 shares of the Company's common stock, to a trust for liquidation, with the proceeds used for repayment of the Investor Notes. The Debt Reduction Agreement provides for any shortfall in the proceeds from liquidation of the property and shares of the Company's common stock to be satisfied through the Company's issuance of additional shares of the Company's common stock or through the trustees foreclosing on certain other property pledged by the Company. If excess proceeds are received, such proceeds would be returned to the Company after satisfaction of fees of the trust.

   Information Regarding and Factors Affecting Forward Looking Statements
   ----------------------------------------------------------------------

   The Company is including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, managements examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that managements expectation, beliefs or projections will result, or be achieved, or be accomplished.

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

   ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.



   Date:     May 14, 20001              By: /s/ James D. Butcher
          ------------------------          ----------------------------------
                                           James D. Butcher, Chairman & CEO



   Date:     May 14, 2001               By: /s/ George C. Woods
         -------------------------         -----------------------------------
                                           George C. Woods, President & CFO