Form 10QSB
period 2001-06-30
ENTERTAINMENT TECHNOLOGIES & PROGRAMS INC
filed 2001-08-14
CIK 922257

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended         June 30, 2001
                               -------------------------------
                                         or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________________

                        Commission File Number 0-23914
   -------------------------------------------------------------------------

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
   -------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                              87-0521389
   -------------------------------      -------------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)              Identification No.)

               17300 Saturn Lane, Suite 111, Houston, TX  77058
      -------------------------------------------------------------------
           (Address of principal executive offices)      (Zip Code)

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

   As of June 30, 2001, the Registrant had outstanding 49,544,317 shares of common stock, par value $0.001 per share.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.

                               TABLE OF CONTENTS

                Form 10-QSB for the quarter ended June 30, 2001


                                                              PAGE
                                                              ----

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements                               F-1

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations      F-11

PART II.  OTHER INFORMATION

   Item 5.  Other Information                                  F-15

   Signature Page                                              F-16

                        PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.



         ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

                               ----------------




             UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

       for the three months and nine months ended June 30, 2001 and 2000

         ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS
                                  __________

                                                        Page(s)
                                                        -------

Unaudited Consolidated Condensed Financial Statements:

  Unaudited Consolidated Condensed Balance Sheet
    as of June 30, 2001 and September 30, 2000           F-3

  Unaudited Consolidated Condensed Statement of
    Operations for the three months and nine months
    ended June 30, 2001 and 2000                         F-4

  Unaudited Consolidated Condensed Statement of
    Cash Flows for the nine months ended June 30,
    2001 and 2000                                        F-5

  Unaudited Consolidated Condensed Statement of
    Stockholders' Deficit for the nine months
    ended June 30, 2001                                  F-6

Notes to Unaudited Consolidated Condensed Financial
  Statements                                             F-7

         ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEET



                                                          JUNE 30,
                                                            2001        SEPTEMBER 30,
     ASSETS                                             (UNAUDITED)         2000
     ------                                             ----------      -------------
Current assets:
  Cash and cash equivalents                            $     -        $     9,604
  Accounts receivable, net                                584,951         300,353
  Inventory                                                62,199          92,729
  Prepaid expenses                                         54,531            -
  Restricted assets                                        58,262          54,210
                                                       ----------      ----------

    Total current assets                                  759,943         456,896

Property and equipment, net                             1,995,954       3,894,443
Other assets                                               44,414          28,091
                                                       ----------      ----------

      Total assets                                     $2,800,311     $ 4,379,430
                                                       ==========     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Book overdraft                                       $     6,262    $      -
  Current maturities of notes payable and
    capital lease obligation                             1,965,987      4,304,432
  Accounts payable and accrued liabilities               1,343,474      1,512,536
  Accrued phase-out period losses of discontinued
    restaurant operations                                        -         82,832
                                                       -----------    -----------

    Total current liabilities                            3,315,723      5,899,800

Notes payable and capital lease obligation, net
  of current portion                                       444,975        400,000
                                                       -----------    -----------

      Total liabilities                                  3,760,698      6,299,800
                                                       -----------    -----------

Commitments and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 50,000,000
    shares authorized, 49,544,317 and 41,540,211
    shares issued and  49,144,317 and 41,140,211
    shares outstanding at June 30, 2001 and
    September 30, 2000, respectively                        49,544         41,540
  Additional paid-in capital                             7,960,474      6,580,495
  Accumulated deficit                                   (8,820,405)    (8,392,405)
  Treasury stock: 400,000 shares at cost                  (150,000)      (150,000)
                                                       -----------    -----------

      Total stockholders' deficit                         (960,387)    (1,920,370)
                                                       -----------    -----------

        Total liabilities and stockholders'
          deficit                                      $ 2,800,311    $ 4,379,430
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

         ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                    __________



                                      THREE MONTHS ENDED JUNE 30,   NINE MONTHS ENDED JUNE 30,
                                      ---------------------------   --------------------------
                                          2001          2000           2001           2000
                                          ----          -----          -----          ----
Total revenue                         $ 1,024,707    $ 1,346,573    $ 2,535,312    $ 3,747,750

Total cost of sales and
 services                                 530,953        744,228      1,262,822      2,031,135
                                      -----------    -----------    -----------    -----------

Gross margin                              493,754        602,345      1,272,490      1,716,615

General and administrative
 expenses                                 353,049        324,534      1,212,144      1,354,892

Depreciation and amortization              54,752        194,319        286,962        582,957
                                      -----------    -----------    -----------    -----------

Income (loss) from operations              85,953         83,492       (226,616)      (221,234)

Interest expense                           73,732        247,889        201,384        502,519
                                      -----------    -----------    -----------    -----------

Income (loss) from continuing
 operations                                12,221       (164,397)      (428,000)      (723,753)

Discontinued operations-loss
 from operation of discontin-
 ued restaurant division                     -           (48,903)          -            48,903
                                      -----------    -----------    -----------    -----------
Net income (loss)                     $    12,221    $  (213,300)   $  (428,000)   $   (772,656)
                                      ===========    ===========    ===========    ============
Basic and diluted net loss
 per common share                     $      0.00    $     (0.01)   $     (0.01)   $      (0.02)
                                      ===========    ===========    ===========    ============

Weighted average shares
 outstanding                          $48,310,400     35,043,230     47,245,769     34,566,028
                                      ===========    ===========    ===========    ===========


                            See accompanying notes.

         ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                    __________


                                                  Nine Months Ended June 30,
                                                  --------------------------
                                                     2001          2000
                                                     ----          ----

Cash flows from operating activities:
  Net loss                                        $(428,000)   $ (772,656)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities                                      170,778     1,139,010
                                                  ---------    ----------

      Net cash provided by (used in)
        operating activities                       (257,222)      366,354
                                                  ---------    ----------

Cash flows from investing activities:
  Capital expenditures                             (357,374)     (254,952)
                                                  ---------    ----------

      Net cash used in investing activities        (357,374)     (254,952)
                                                  ---------    ----------

Cash flows from financing activities:
  Increase (decrease) in book overdrafts              6,262       (36,888)
  Proceeds from sale of common stock                205,400        25,000
  Proceeds from notes payable and capital
    lease obligations                               393,330       461,269
  Payments on notes payable and capital
    lease obligations                                  -         (423,839)
                                                  ---------    ----------

      Net cash provided by (used in)
        financing activities                        604,992        25,542
                                                  ---------    ----------

Increase (decrease) in cash and cash
  equivalents                                        (9,604)      136,944

Cash and cash equivalents, beginning of
  period                                              9,604          -
                                                  ---------    ----------

Cash and cash equivalents, end of period         $     -       $  136,944
                                                 ==========    ==========



                            See accompanying notes.

         ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

      UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

                    FOR THE NINE MONTHS ENDED JUNE 30, 2001

                                    __________




                                                       COMMON STOCK         ADDITIONAL
                                                               PAR AMOUNT    PAID-IN    ACCUMULATED     TREASURY
                                                   SHARES        $0.001      CAPITAL      DEFICIT         STOCK
                                                  --------     ----------   ----------  ------------    --------
Balance at September 30, 2000                   41,540,211      $41,540    $6,580,495   $(8,392,405)    $(150,000)

Common stock issued for services                 2,033,980        2,034       190,816             -             -

Common stock issued or issuable
 for cash                                        2,521,311        2,521       202,879             -             -

Note payable converted to common
 stock                                             990,000          990       100,810             -             -

Accrued interest settled through
 issuance of common stock                        1,721,815        1,722       170,460             -             -

Long-term debt contributed as
 additional paid-in capital                              -            -       642,051             -             -

Legal proceeding settled through
 issue of common stock                             737,000          737        72,963             -             -

Net loss for the nine months ended
 June 30, 2001                                           -            -             -      (428,000)         -
                                               -----------   ----------    ----------   -----------    ----------
Balance at June 30, 2001                        49,544,317      $49,544    $7,960,474   $(8,820,405)    $(150,000)
                                               ===========   ==========    ==========   ===========    ==========



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



                                   Continued

         ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 __________

3. COMPREHENSIVE INCOME

   The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity, except those resulting from investments by and distributions to owners. There was no difference between comprehensive loss and net loss for the three and nine months ended June 30, 2001 and 2000.


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


5. LITIGATION

   The Company filed suit against Bronco Group Management, Inc. for breach of contract and against Bowling & Billard Supplies, Inc. for tortuous interference with the business relationship between the company and Bronco. The contract between the Company and Bronco contained a mandatory binding arbitration clause. Arbitration resulted in a judgement being entered against Bronco for breach of contract in the amount of $339,878.00. The Company has achieved a severance of the two causes of action and made the judgement against Bronco a final judgement and shall continue its case against Billard for tortuous interference with a business relationship. The Company is aggressively pursuing this case and a favorable outcome and recovery in excess of $250,000.00, against Bowling Billard is, in our opinion, probable.

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



                                   Continued

         ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  __________

5. LITIGATION, CONTINUED

   On April 23, 2001, the Company filed suit against GameCom, Inc. and Ferris Productions, Inc. seeking to recover an unspecified amount of damages due to Ferris' alleged breach of a letter of intent between Ferris and the Company dated March 9, 2001. The Company also seeks injunctive and declaratory relief relating to the letter of intent. The Company asserts causes of action for breach of contract, fraud and tortuous interference. The Company's claims are based upon the Company's allegations that Ferris breached the letter of intent and that GameCom wrongfully interfered with the Company's rights under the letter of intent. On July 17, 2001, the Company filed a motion for partial summary judgment with respect to the counterclaims and seeking summary judgment in its favor on multiple issues. The Company cannot predict with any certainty the eventual outcome of the motion for summary judgment or this litigation.


6. BUSINESS SEGMENTS

   During the nine months ended June 30, 2001 and 2000, the Company operated primarily in three strategic business units that offer different products and services: providing military entertainment services, retail sale of sound and lighting equipment and design and operation of amusement facilities and equipment. Financial information regarding business segments is as follows:



                                                             MILITARY         RETAIL
                                                          ENTERTAINMENT       SALES       AMUSEMENT      OTHER       TOTAL
                                                          -------------       ------      ----------     ------      -----
 NINE MONTHS ENDED
  JUNE 30, 2001:

 Revenues                                                    $1,768,431     $459,627    $  307,254    $     -      $2,535,312
 Income (loss) from
  operations                                                    328,868       49,641       (94,340)    (510,785)     (226,616)
 Total assets                                                 1,076,719      461,690     1,261,902       78,328     2,800,311


 NINE MONTHS ENDED
  JUNE 30, 2000:

 Revenues                                                    $2,531,754     $825,764    $  390,232    $     -      $3,737,750
 Income (loss) from
  operations                                                     35,362       97,040      (320,565)     (33,071)     (221,234)
 Total assets                                                 1,553,966      554,980     3,076,828      162,609     5,348,383

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   ---------

6. BUSINESS SEGMENTS, CONTINUED
   ----------------------------



 Three months ended
  June 30, 2001:
 Revenues                       $  598,565     $327,898    $   98,244    $     -      $1,024,707
 Income (loss) from
  operations                       122,882      108,844         5,899     (151,672)       85,953
 Total assets                    1,076,719      461,690     1,261,902       78,328     2,800,311


 Nine months ended
  June 30, 2000:

 Revenues                       $  857,287     $215,173    $  274,114    $     -      $1,346,573
 Income (loss) from
  operations                        15,623       25,811       (76,705)     118,763        83,492
 Total assets                    1,553,966      554,980     3,076,828      162,609     5,348,383

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales are eliminated. The Company evaluates performance based on operating earnings of the respective business units.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------   --------------------------------------------------------------
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

   RESULTS OF OPERATIONS
   ---------------------

   THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000:

   Revenues for the three months ended June 30, 2001 decreased by $321,866 from $1,346,573 for the three months ended June 30, 2000 to $1,024,707 for the three months ended June 30, 2001 primarily due to lack of sales of live entertainment to the military markets and the loss of revenues from the discontinued operation of the waterpark during the three months ended June 30, 2001.

   General and administrative expenses increased $28,515 from $324,534 for the three months ended June 30, 2000 to $353,049 for the three months ended June 30, 2001. This increase is primarily a result of legal expenses and legal settlements.

   Depreciation expense for the three months ended June 30, 2001 decreased $139,567 from $194,319 for the three months ended June 30, 2000 to $54,752 for the three months ended June 30, 2001. This decrease is due to the movement of certain assets, with a net book value of $1,909,547, to assets held for sale, and elimination of depreciation charges on those assets during the three months ended June 30, 2001.

   Interest expense decreased by $174,157 from $247,889 for the three months ended June 30, 2000 to $73,732 for the three months ended June 30, 2001. This decrease is a result of decreased interest charges on $2,600,000 of secured debt based on the Company's debt reduction plan.

   NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2000:

   Revenues for the nine months ended June 30, 2001 decreased by $1,212,438 from $3,747,750 for the nine months ended June 30, 2000 to $2,535,312 for the nine months ended June 30, 2001 primarily due to lack of retail sales of professional sound and lighting equipment to the non-military consumer markets, the military markets and due to lack of sales of live entertainment to the military markets and the loss of revenues from the discontinued operations of the waterpark during the nine months ended June 30, 2001.

   General and administrative expenses decreased $142,748 from $1,354,892 for the nine months ended June 30, 2000 to $1,212,144 for the nine months ended June 30, 2001. This decrease is primarily a result of a reduction in common stock issued as compensation and legal settlements.

   Depreciation expense for the nine months ended June 30, 2001 decreased $295,995 from $582,957 for the nine months ended June 30, 2000 to $286,962 for the nine months ended June 30, 2001. This decrease is due to the movement of certain assets, with a net book value of $1,909,547, to assets held for sale, and elimination of depreciation charges on those assets during the nine months ended June 30, 2001.

   Interest expense decreased by $301,135 from $502,519 for the nine months ended June 30, 2000 to $201,384 for the nine months ended June 30, 2001. This decrease is a result of decreased interest charges on $2,600,000 of secured debt based on the Company's debt reduction plan.


   LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------

   During the year ended September 30, 2000, the Company experienced negative financial results which have continued during the nine months ended June 30, 2001 as follows:

                                         NINE MONTHS
                                            ENDED          YEAR ENDED
                                           JUNE 30,       SEPTEMBER 30,
                                            2001             2000
                                         -----------      -------------

Net loss                                 $  (428,000)     $(2,226,489)

Negative working capital                  (2,555,780)      (5,442,904)

Negative cash flows from operations         (257,222)        (403,055)

Accumulated deficit                       (8,820,405)      (8,392,405)

Stockholders' deficit                       (960,387)      (1,920,370)


   In addition to its negative financial results, the Company has also experienced operational problems as follows:

 . The Company is delinquent on payments of principal and accrued interest for a certain capital lease obligations (See Note 5 to the unaudited consolidated condensed financial statements). Additionally, at March 31, 2001, the Company is in violation of various financial and non-financial covenants included in such capital lease agreements on a long-term debt agreement for which waivers have not been obtained. Debt under those agreements has been classified as current in the accompanying financial statements and could be called by the creditors.

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

 . On July 17, 2001, the Company began the process of formulating a restructing plan for the amusement division, which suffered significant damage from the tropical storm, named Allison that devastated the city of Houston on June 8, 2001. Although the Company continues to make progress in its Company-Wide restructing efforts, the amusement division is faced with cash flow constraints in the near term. The Company after the filing of certain documents with the Securities and Exchange Commission will make an offer to all equipment leaseholders to exchange their capital leases for cash and or stock.

 . Management of the Company strongly believes that with the debt reduction plan and with the additional depth to the management team and a focus on its core business that the Company will achieve adequate profitability and cash flow from operations to meet its current obligation.

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

   As a result of covenant violations and other liquidity issues facing the Company, the Company's independent auditors included an emphasis paragraph in their report on the Company's financial statements for the year ended September 30, 2000 stating that these issues raise substantial doubt about the Company's ability to continue as a going concern.

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

   INFORMATION REGARDING AND FACTORS AFFECTING FORWARD LOOKING STATEMENTS
   ----------------------------------------------------------------------

   The Company is including the following cautionary statement in this Quarterly Report on Form 10-Q for any forward-looking statements made by, or on behalf of the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, or be achieved, or be accomplished.

                          PART II.  OTHER INFORMATION


ITEM 5.  OTHER INFORMATION
         -----------------

   Effective August 10, 2001, Mr. Gobind Sahney has resigned from the Company's Board of Directors due to personal time constraint reasons.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.



Date:      August 10, 2001        By: /s/ James D. Butcher
       -----------------------        --------------------
                                    James D. Butcher, Chairman & CEO



Date:      August 10, 2001        By: /s/ George C. Woods
       -----------------------        -------------------
                                    George C. Woods, President & CFO