Form 10KSB
period 2001-09-30
ENTERTAINMENT TECHNOLOGIES & PROGRAMS INC
filed 2002-01-15
CIK 922257

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       __________________________________

                                   FORM 10-KSB
                       __________________________________


(X) Annual report pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2001.

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                         COMMISSION FILE NUMBER 0-23914


                   ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                 (Name of small business issuer in its charter)


                  DELAWARE                                87-521389
          (State of jurisdiction of                    (I.R.S. Employer
        incorporation or organization)               Identification Number)



               17300 SATURN LANE, SUITE 111, HOUSTON, TEXAS 77058
                            TELEPHONE: (281) 486-6115
          (Address and telephone number of principal executive offices)


           Securities registered pursuant to Section 12(b) of the Act:


Title  of each class                   Name of each exchange on which registered
--------------------                   -----------------------------------------
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on December 31, 2001 as reported on the NASDAQ Electronic Bulletin Board, was approximately $4,125,911. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The  issuer's revenues for the year ended September 30, 2001 totaled $3,348,390.

As of December 31, 2001, Registrant had outstanding shares of Common Stock of 68,365,184.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

        Transitional Small Business Disclosure Format    Yes ( )  No (X)

                  ENTERTAINMENT TECHNOLOGIES AND PROGRAMS, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                               SEPTEMBER 30, 2001


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


                                TABLE OF CONTENTS

              CAPTION                                                       PAGE
             -------                                                        ----

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS                                         4

ITEM  2.     DESCRIPTION  OF  PROPERTY                                        19

ITEM  3.     LEGAL  PROCEEDINGS                                               19

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS      20

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER           21
             MATTERS

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
             CONDITION  AND  RESULTS  OF  OPERATIONS                          21

ITEM  7.     FINANCIAL  STATEMENTS                                            23

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
             ACCOUNTING  AND  FINANCIAL  DISCLOSURE                           23

                                    PART III

ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS                              23

ITEM  10.    EXECUTIVE  COMPENSATION                                          23

ITEM  11.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
             AND  MANAGEMENT                                                  26

ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS               26

ITEM  13.    EXHIBITS  AND  REPORTS  ON  FORM  8-K                            27

                          Page intentionally left blank

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

OVERVIEW

     We are a 23-year-old vertically integrated entertainment and amusement game company. We are incorporated in the State of Delaware. Nitelife, Inc., a predecessor company, was incorporated on October 2, 1985 and was formed to provide audio and video entertainment at military bases located in the United States and internationally, to provide mobile musical entertainment, and to operate a music store in San Diego, California. Since our formation, we have expanded both the number of products and services we provide and the markets into which such products and services are distributed. Today, we are strategically positioned as the provider of a comprehensive array of entertainment products and services to both the military and the civilian markets. We are primarily engaged in the design and construction of nightclub facilities in military venues and the provision of entertainment services within these facilities, the retail sale of professional sound and lighting equipment through catalogs and the internet, the installation and operation of amusement gaming equipment, and the promotion and production of live performances.

     We have a unique and dominant market share in the creation and operation of approximately 110 entertainment systems within nightclub venues on 40 U.S. military bases located in the United Sates, Europe and Asia. The barriers to entry in our business with the military are formidable for any private group attempting to compete in this market. New entrants would require significant time and effort to develop the necessary relationships to become a preferred independent contractor to the government, especially for entertainment venues. We are the only supplier of entertainment services on U.S. military bases worldwide to have been awarded AFNAF (Armed Forces Non Appropriated Fund) contracts and the first service company to be awarded such AFNAF status. AFNAF contracts allow us to obtain business from the various branches of the military without entering into competitive bids, a process typically required of most independent government contractors and service providers. Through our renewable AFNAF contracts and many years of reliable and quality services, we have developed very strong relationships with base commanders and venue coordinators, and have become the leading independent entertainment provider to U.S. military bases. This highly unique advantage has been developed through years of successful interaction with all branches of the Armed Forces in military entertainment venues throughout the world. In addition to military markets, we have the opportunity to exploit our success through expansion into commercial markets, both domestically and internationally, utilizing our valuable experience and developed expertise.

     We provide our services through three wholly-owned subsidiaries as follows:

     1. Nitelife Military Entertainment, Inc. The development, management and operation of entertainment systems within nightclub venues, located on
          U. S. military bases throughout the world, and the designing, planning, promotion, and production of live performances and other entertainment bookings in both the military and the civilian markets.

     2. Performance Sound and Light, Inc. The design, installation and retail sale of professional sound and lighting equipment through mail order catalogs, the internet and direct sales targeting the military market through AFNAF purchase agreements and civilian consumer markets.

     3. Hero's Family Fun Entertainment, Inc. The ownership, installation and operation of amusement equipment in company-owned and operated facilities and the design and construction of entertainment facilities.

HISTORY

     The Music Makers, our predecessor company, was a small mobile music company that provided disc jockey, music, sound and lighting services to Naval military clubs for parties, dances and other special events. The Music Makers was started in 1978 by our former Chairman and Chief Executive Officer, James D. Butcher, who provided these entertainment services to the military bases on which he was stationed. The business grew as Mr. Butcher secured several Naval contracts to perform with Music Makers on base nightclubs throughout the San Diego, California area. In 1985, The Music Makers was incorporated as Nitelife, Inc. and purchased a San Diego-based retail music store to lower its music and related equipment costs. Nitelife evolved into a successful designer and provider of entertainment services to themed entertainment centers and nightclubs, located exclusively on U.S. military bases. Further, Nitelife developed a unique turnkey equipment installation and entertainment service by securing separate contracts with each individual military customer. These contracts provided for the design, construction and installation of custom entertainment facilities, often with little or no capital expenditure from the military customer. Subsequently, Nitelife provided a full array of entertainment services to these facilities, including club disc jockeys, music videos, club promotions and production of live artist performances.

     After establishing a highly successful track record of profitably designing, constructing, installing, managing and operating military entertainment systems within venues throughout the world, Nitelife was awarded the Department of Defense's first service-oriented AFNAF contract in 1993. This highly coveted contract allows Nitelife to secure negotiated, renewable 12-month equipment installation and entertainment service contracts with any U.S. Military customer worldwide, without the requirement of competitive bidding. Nitelife is currently the only provider of such entertainment services to possess this unique advantage. The AFNAF contract allows Nitelife to recover its entire expenditure for designing, equipping and providing entertainment services to each entertainment facility via monthly service fees, generally within the first year of the facility opening.

     Performance Sound & Light ("PS&L") was formed in 1994 to handle all equipment sales and installations. PS&L applied for and received a second AFNAF contract from the military that not only allowed for the sale of equipment in Nitelife facilities, but also for sales of sound, lighting, music, stage and other related entertainment equipment for the military's use on other on-base facilities, all without the requirement of competitive bidding. Nitelife sold its retail music stores in 1995 so it could concentrate on the global expansion and continued vertical integration of its location-based entertainment installations and operations.

     In April 1995, Nitelife entered into a merger transaction with the shareholders of Westcott Financial Corporation, a public company, in which the assets and the business of Nitelife became a wholly-owned subsidiary of Westcott. Westcott subsequently changed its name to Entertainment Technologies & Programs, Inc.


NITELIFE  MILITARY  ENTERTAINMENT,  INC.       [GRAPHIC  OMITED]
(AFNAF  NPA#: F4199-96-D6183)                  [GRAPHIC  OMITED]

     Nitelife is engaged in the development, management and operation of approximately 110 entertainment systems within nightclub venues located on 40 U.
S. military bases located in the United Sates, Europe and Asia. Nitelife is also involved in the designing, planning, promotion, and production of live performances and other entertainment bookings in both the military and the civilian markets. Nightclubs have historically been established on military bases in an attempt to:

     1. retain service men and women on base, thereby avoiding potential problems arising out of interaction between servicemen and civilians;

     2. boost morale by providing U.S. style entertainment in foreign countries where none otherwise exists; and

     3. provide a less expensive on-base alternative using U.S. currency which often is devalued against the foreign currencies that servicemen must use if they go off base for entertainment.

     In order to meet the needs of this market, Nitelife provides a wide variety of entertainment programs and services to military nightclubs by installing audio and video equipment, including custom-built disc jockey booths, state-of-the-art industrial DVD players and turntables, top-of-the-line mixing consoles and several television monitors in each nightclub. Nitelife provides the maintenance of all the equipment installed and supplies all of the records and music videos for use within its managed nightclubs. Nitelife hires (on an independent contractor basis), trains and manages all club coordinators and disc jockey talent operations within its managed nightclubs. Nitelife also designs and produces club promotions for nightclub managers. This comprehensive package of entertainment equipment and services is provided to military customers on a fee basis pursuant to one-year renewable contracts (as required by Federal Law) between Nitelife and the Armed Forces Non-Appropriated Fund Purchasing Office. Each contract provides for a minimum number of hours of disc jockey services at a specified hourly rate. These minimum hours are established so that Nitelife can recover its initial investment in approximately eight months.

     Star Concerts and Promotions, formerly Vision Quest Productions and a subsidiary of Nitelife, was created in January 2001 to concentrate solely on booking, promoting and producing live entertainment performances (i.e., popular bands, comedians, etc.) on U.S. military bases around the world, an operation Nitelife has performed since its inception. In 1993, the Company was selected by the Pacific Air Force to produce a program entitled "Stateside Sounds" which brought top 40 bands to the Asian theater for a tour of U. S. military bases. "Sounds of Nitelife" is another program which has been produced by us since 1993, and brings top 40, rock, and country acts to military bases located throughout the United States, Europe and Asia. Past performance promotions and productions have included acts such as Kansas, Eddie Money, Starship, REO
Speedwagon,  Tami  Wynette  and  Lee  Greenwood,  to  name  a  few.

Growth  Plan

     Through our Nitelife division, we have successfully diversified geographically into both domestic and international U.S. military bases located throughout the United States, Europe and Asia. Base locations include all branches of the U.S. Armed Forces. As of September 2001, we had operations in 110 venues on more than 40 bases worldwide. The U.S. operates over 360 military bases worldwide, providing potential for growth within the military. It has been our experience that, with the continued loss of military budget funding, military nightclubs must become self-sufficient or they will be closed. We believe that Nitelife's turnkey nightclub installation and operation program provides an attractive and cost effective solution for military bases that may be experiencing budget reductions, as well as those military bases that are not experiencing such budget constraints.

     In addition to continually seeking to enhance our cost-effectiveness, our operating efficiencies and our capability to provide a broader spectrum of entertainment experiences to both military and private markets, our management intends to implement an active program to market our niteclub management and concert promotion services to those military installations to whom we currently do not provide our services.

Entertainment  Products  and  Services

     We design our program to minimize or eliminate the need for capital expenditures from our military clientele. Unless otherwise desired, Nitelife capitalizes all the equipment costs and renovates the nightclub with minimal government expense. This is very important to our military customers who have been effected over the last decade by a downsizing of the military budget. There are very few budgeted dollars for nightclub upgrades which are necessary to compete with civilian markets. Nitelife solves that problem by supplying state-of-the-art sound, light and video products such as, DVD Players, Speaker Systems, Amplification Systems, Dual Compact Disc Players, Industrial VCR's with Jog and Shuttle, Mixers & Turntables with Pitch Control for Mixing, Club Lighting, Televisions, Custom Built Deejay Booths, among many others. Should a military customer choose not to renew our annual contract, Nitelife either recovers the equipment for use in future facilities or, in many instances, the military customer is obligated to purchase the equipment and backup equipment we have installed during the term of our contract.

     Nitelife sends in installation teams of audio/video technicians, carpenters and electricians to professionally install these systems. Nitelife derives its income by charging an hourly fee for the deejay service. There are weekly minimums of deejay hours a nightclub must use from the Nitelife service. The contracted weekly minimums of deejay hours are directly related to the amount and type of equipment Nitelife installs. Nitelife attempts to recover its costs within the first eight months of the contracted period of service.

     The most important service is the hiring of the deejay talent. An important element of the hiring of the deejay is training. Deejays must be trained to use the microphone, to create a fun atmosphere and to promote upcoming events. The Nitelife area manager, known as the Area Talent Coordinator ("ATC"), hires, schedules and pays the deejay. All of this allows the nightclub management to spend more time on their own staff, while keeping total control and final approval of the deejay staff. Nitelife also controls the music formats through use of its newsletter containing music charting and with playlists that are routinely used to monitor nightly formats.

     The service contract also provides for equipment maintenance and software support. Even if a military nightclub has the money to buy the equipment, they often do not have the capital to repair or replace equipment when it breaks down. Nitelife bears the cost of removing, repairing and/or replacing and reinstalling the equipment. In many cases back up equipment is also provided. Nitelife also provides the software package to the military nightclub which includes the most recent DVD Technology for music video play. Opening libraries of music video consist of 60 hours of DVD. Formats include Country and Western, Top 40 Dance, Rock and Alternative music. This library is updated ten times a year. Deejays also bring their tools of the trade and provide all the latest in CD selections. All of the software is provided in Nitelife hourly fees.

     Nitelife, through ATCs, provides promotional support through weekly brainstorming sessions with management. These sessions are held to develop fun and exciting contests and prizes, resulting in more clientele and a more interesting atmosphere. Nitelife provides interactive games such as Sumo

Wrestling and Jousting as seen on television. The success of special events is largely dependent on the promotion of such events. Nitelife works as a partner with the military base to produce camera ready flyers and calendars. Nitelife deejays promote the events each night in the nightclub, on ships and throughout the base.

     Nitelife strives for total client satisfaction and is active in a system of quality control throughout the length of the contract. Through an aggressive phone campaign Nitelife keeps monthly tabs on each client's situation and entertainment desires. When there are problems in the field, a Total Client Satisfaction team is dispatched immediately to the location. This team is made up of administrative personnel along with technical support. Whether it be deejay training, promotional support or equipment maintenance, these teams handle the problems on site.

Competition

     Nitelife has developed a unique and dominant market share within the military entertainment industry. It is now embarking upon the utilization of this presence and expertise for expansion into the private sector Currently, Nitelife is the only company of its type to possess AFNAF contracts with the U.S. military, which creates a significant barrier to entry for other companies that may attempt to penetrate this market. We believe we are significantly more experienced, are more vertically integrated and more developed than any similar company. Other entertainment companies have certain limited joint venture relationships with the military, but most of these are for a single facility, the operation of which reverts back to the military shortly after it is constructed. Nitelife renews its contracts annually for, in most cases, multiple facilities on each base throughout the world, providing us with ongoing, monthly revenue streams. If a base elects for non-renewal of a contract, Nitelife either recovers its equipment from the facility for use in future installations or allows the base to purchase the installed equipment. Nitelife has experienced an average annual renewal rate in excess of 90%, which we believe attests to the satisfaction level the military customers enjoy from us.

Base  Locations

                                  UNITED STATES BASES (29)
NAME OF BASE                       BRANCH    VENUES       BASE LOCATION       FIRST CONTRACT
--------------------------------  ---------  ------  -----------------------  --------------

San Diego. . . . . . . . . . . .  Naval           5  San Diego, CA            Oct. 98
Sheppard . . . . . . . . . . . .  Air Force       5  Wichita Falls, TX        Jun. 95
Hickam . . . . . . . . . . . . .  Air Force       3  Honolulu, HI             Jan.94
Randolph . . . . . . . . . . . .  Air Force       3  San Antonio, TX          Jul 96
Miramar. . . . . . . . . . . . .  Marine          2  San Diego, CA            Jan. 87
Hill . . . . . . . . . . . . . .  Air Force       2  Salt Lake City, UT       Oct. 95
China Lake . . . . . . . . . . .  Naval           2  Ridgecrest, CA           Oct 95
Bangor . . . . . . . . . . . . .  Naval           2  Silverdale, WA           Dec 90
Maxwell. . . . . . . . . . . . .  Air Force       2  Montgomery, AL           Nov 95
Great Lakes. . . . . . . . . . .  Naval           2  Chicago, IL              Mar 95
Mayport. . . . . . . . . . . . .  Naval           3  Jacksonville, FL         Apr 96
Patuxent River . . . . . . . . .  Naval           3  Lexington Park, MD       Sep 90
Keesler. . . . . . . . . . . . .  Air Force       2  Biloxi, MS               Feb 96
Scott. . . . . . . . . . . . . .  Air Force       2  St. Louis, IL            Apr 95
Gunter . . . . . . . . . . . . .  Air Force       1  Montgomery, AL           Jul 95
Travis . . . . . . . . . . . . .  Air Force       2  Fairfield, CA            Apr 97
Whidbey Island . . . . . . . . .  Naval           2  Oak Harbor, WA           Dec 90
Fort Stewart . . . . . . . . . .  Army            2  Savannah, GA             Nov 98
Fort Hood. . . . . . . . . . . .  Army            3  Killeen, TX              Dec 98
Barksdale. . . . . . . . . . . .  Air Force       2  Shreveport, LA           Feb 99
Beale. . . . . . . . . . . . . .  Air Force       3  Sacramento, CA           Jul 99
Edwards. . . . . . . . . . . . .  Air Force       3  Edwards, CA              Oct 99
Ft. McCoy. . . . . . . . . . . .  Army            1  Madison, WI              Feb 00
Minot. . . . . . . . . . . . . .  Air Force       2  Minot, ND                May 00
Fort Lewis . . . . . . . . . . .  Army            3  Seattle, WA              Sep 00
Fallon . . . . . . . . . . . . .  Navy            1  Fallon, NV               Oct 01 Start
Tyndall. . . . . . . . . . . . .  Air Force       4  Panama City, FL          Oct 01 Start
Bremerton. . . . . . . . . . . .  Navy            3  Silverdale, WA           Jan 01
Ft. Polk . . . . . . . . . . . .  Army            1  Ft. Polk, LA             Jul 00
                                             ------
TOTAL NUMBER OF U.S. VENUES:                     71
                                             ======

                                         ASIAN BASES (5)
NAME OF BASE                      BRANCH     VENUES  BASE LOCATION            FIRST CONTRACT
--------------------------------  ---------  ------  -----------------------  --------------
Kadena . . . . . . . . . . . . .  Air Force       6  Okinawa City, OKI        Jul 93
Yokota . . . . . . . . . . . . .  Air Force       5  Misawa, Japan            Mar 92
Kunsan . . . . . . . . . . . . .  Air Force       4  Kunsan, Korea            Aug 95
New Sanno. . . . . . . . . . . .  Naval           1  Tokyo, Japan             Jul 95
Osan . . . . . . . . . . . . . .  Air Force       5  Seoul, Korea             Jul 93
                                             ------
TOTAL NUMBER OF ASIAN VENUES                     21
                                             ======

                                      EUROPEAN BASES (6)
NAME OF BASE                      BRANCH     VENUES  BASE LOCATION            FIRST CONTRACT
--------------------------------  ---------  ------  -----------------------  --------------
Ramstein . . . . . . . . . . . .  Air Force       6  Kaiserslautern, Germany  Jul 94
Mildenhall . . . . . . . . . . .  Air Force       3  Mildenhall, UK           Dec 94
Sigonella. . . . . . . . . . . .  Naval           2  Catania, Italy           Nov 93
Rhein Main . . . . . . . . . . .  Air Force       2  Frankfurt, Germany       May 96
Sembach. . . . . . . . . . . . .  Air Force       1  Kaiserslautern, Germany  Jul 94
Lakenheath . . . . . . . . . . .  Air Force       4  Lakenheath, UK           Oct 99
                                             ------
TOTAL NUMBER OF EUROPEAN VENUES                  18
                                             ======

PERFORMANCE  SOUND  &  LIGHT,  INC.          [GRAPHIC  OMITED]
(AFNAF  NPA#:  F4199-95-D6012)               [GRAPHIC  OMITED]

     Realizing the benefit of cross selling to the government as a preferred independent contractor, we formed Performance Sound & Light. PS&L is engaged in providing professional sound and lighting equipment, as well as security equipment to military nightclubs and the civilian markets through catalogs, the internet and direct sales. In January 1995, PS&L commenced distribution of its sales catalog, which is being promoted throughout the military using our existing sales force and commission-based contract sales representatives. We believe that the exclusivity of our AFNAF contract combined with an aggressive direct sales marketing program, will establish PS&L as a primary source from which nightclub managers and professionals may meet their entertainment equipment needs.

     PS&L, as part of its plan to increase the number of products it can sell to the military under its AFNAF contract, recently received AFNAF approval to begin selling security equipment to the military. In addition, PS&L recently received AFNAF approval to be the only link for professional sound and lighting equipment and security equipment on the military's website for its purchasing managers.

     PS&L produces two mail order catalogs, each targeting a specific market niche. The first catalog offers sound and lighting equipment to the military. The second catalog targets the civilian consumer market. The marketing emphasis to the civilian consumer market is to provide business and institutional purchasers professional equipment and turnkey systems solutions in an easy to read and purchase mail-order format. Pricing is an integral part of marketing. PS&L prices competitively in order to meet margin requirements and retain customers. Although there are many companies offering this type of catalog, we believe, as a result of our presence on military bases, we possess a unique ability to be extremely price competitive. The civilian market catalog is intended to target professional users of entertainment products such as classrooms across the nation using computer monitors and televisions that allow them to interact, churches that have full sound and light production capabilities, retail stores that have giant screen projectors, cameras and special lighting effects to enhance the shopping experience, and airports that require television monitors.

     We have established a national base of targeted customers from coast to coast through advertising, sales and acquisition of third-party mailing lists. We continue to build our customer base through nationally run advertisements in various trade publications and magazines such as DJ Times and Mobile Beat. Our customers have expressed their satisfaction at having a dependable source for competitively priced products, resulting in customer referrals. PS&L's marketing strategy is to aggressively promote and support the existing product lines and offer total client satisfaction and service on all sales. The principle method of marketing is through the distribution of a comprehensive catalog. The catalog features professional sound and light equipment and is distributed through the mail, displayed in retail stores and inserted in publications. Upon request from the customer, an 80-page tabloid sized, black and white publication. Smaller spot mailers are also distributed. Telephone follow up to past and potential customers is scheduled to coincide with marketing efforts.

     PS&L expects to be on the forefront of the very exciting world of electronic commerce. PS&L operates a web site (www.performance-s-l.com) that
                                                   -----------------------
repeatedly  enjoys  strong  web  traffic.

Growth  Plan

     Management intends to grow PS&L primarily through the sales of new products to the military under its existing AFNAF contracts. Currently, PS&L is approved to sell professional sound and light equipment, as well as security video equipment through its AFNAF contact number. To add products under this AFNAF contract number, PS&L must make application to the AFNAF Purchasing Office along with requisite product pricing data. Such application and pricing is reviewed and commented on by the AFNAF Purchasing Office before written approval is granted and notification sent on-site military purchasing managers. While management believes that it will be able to receive such approvals for the sale of new products to the military in the future, it can give assurances at this time that it will be successful in doing so.

     Management intends to effect its growth plan for PS&L primarily by first securing requisite AFNAF approvals and then securing purchasing relationships with manufactures and primary vendors of such goods products. Management may, on a selective basis, review opportunities relating to the acquisition of primary vendors of specific products in which it has received all requisite AFNAF approvals and intends to begin selling to the military. However, there can be no assurance that management will first, be able to secure purchasing relationships with manufacturers and/or primary vendors or second, that it will be able to identify and consummate acquisitions of primary vendors or products it intends to sell to the military.

Entertainment  Products  and  Services

     We sell premium quality products that are required by our customers. PS&L currently offers a comprehensive assortment of brand names and established product lines. Other brands that cater to the professional sound and light market are being pursued. As the demonstrated needs of our market change, new products and services will be continually developed to expand our current product lines and custom support products. Our principal product lines include:

     American DJ     JBL              Samson Audio
     Audio Technica  JBL Electronics  Sanyo
     BBE             Martin           Seleco
     Best Devices    Middle Atlantic  Sonic
     Cerwin Vega     Mitsubishi       Sony
     Consoles        Mobil Tech       Spirit
     Crest           NSI              Stanton
     Crown           Pioneer          TC Electronics
     Denon           QSC              Videosel
     Fisher          Sabine           Vestax

Mail  Order  and  Catalog  Market

     The overall mail-order business remains a growth market and is continuing to expand. According to the National Mail Order Association, U.S mail order sales reached $357.3 billion in 1998, up 12% over 1997. This figure represents an approximate $42.8 billion increase over 1997. In addition, according to Catalog Age's Exclusive Consumer Shopping Survey report (Catalog Age, August
2001), the number of U.S. consumers that shop from traditional catalogs rose 7% over the previous year and online catalog purchases increased approximately 164%. The music industry's catalog sales are continuing to expand according to published information. Music industry leaders who are engaged in mail order are among the fastest growing segment of the music market.

     A review of current music industry catalog offerings reveals a majority of the music industry's catalogs are geared towards the consumer market and focused primarily on musical instruments, sheet music and recordings. Currently, in the area of professional sound and lighting and special effects equipment, businesses must rely on a variety of catalogs and retail sources to obtain the various components required to equip their entertainment venues. These venues include nightclubs, bars, hotels, motels, resorts, recording studios, restaurants, amusement parks, band/talent agencies, independent DJ's, schools, and churches, among others. There are no national mail order catalogs specializing in professional sound and lighting equipment that targets the military market. Based on these facts, there currently exists a distinct opportunity for PS&L to become the dominate source for the music industry's professional sound and light catalog market with a focus on providing total entertainment solutions to the professional customer market.

     More often than not, the buying process associated with the purchase of this type of equipment comes down to a purchasing agent, owner of an establishment or building contractor who must acquire the components from various sources. Once received, those products may or may not work together, and may also require the expertise of additional contractors to integrate them into a total working system for the purchaser. Internal research into the market indicates that only one privately-owned company provides both catalog and retail sales of primarily professional sound, lighting and special effects products. This company is located in Southern California, and shipping and distribution costs have stopped them from being effective outside the West Coast market.

Competition

     Even though the overall size of the retail music industry can be estimated, the exact size of the market share, which the music industry encompasses, is impossible to determine. Many of the largest companies that produce music catalogs also operate retail stores and use a catalog to compliment their store operations.

     The quality of products offered in music catalogs varies significantly. The goal for a storefront retailer is to use the catalog to generate revenues and profits in a tightly focused market to increase their local stores customer base. Nearly all the music catalogers target the largest consumer market possible. If they are using the catalog strictly to compliment the retail store, they market their catalog to the broadest consumer base possible since they normally ship out of their store.

     There are some targeted business-to-business music catalogs that sell sheet music and retail/leased band instruments. However, this market is tightly focused on schools and they generally do not deviate from the market. Most musical catalogs are targeting the civilian consumer market within their local region and to the best of our knowledge, only one catalog in the United States is focused on professional sound and lighting.

HERO'S  FAMILY  FUN  ENTERTAINMENT,  INC.

     Hero's Family Fun Entertainment, Inc. is engaged in developing and operating a system of family entertainment centers under the name Hero's. Our family entertainment centers are designed to operate attractions meeting the demands of local demographics. Our facilities offer entertainment for the entire family unit and generally include laser tag, soft play area, redemption center, high-end video games, a restaurant and party rooms. Hero's acquired its first family entertainment center, "Hero's Family Fun Center," in Pasadena, Texas. Hero's Pasadena occupies a 16,000 square foot stand-alone building.
Hero's second facility is located in Channelview, Texas. Hero's Channelview occupies 8,251 square feet in a strip shopping center. Our management does not intend to expand this business and as of November 15, 2001, our Board of Directors elected to explore options regarding the sale or closure of our Channelview location. We may choose to sell our Pasadena location in the future in order to focus our resources on the growth of Nitelife and PS&L subsidiaries, though there are no assurances given that if we choose to do so, we will be successful in finding a buyer and consummating a sale. Furthermore, any and all proceeds from such sale, if it were to occur, would be payable to our lenders first, and to the ETPI 2000 Trust second, resulting in no sales proceeds going to us.

Entertainment  Products  and  Services

     Our family entertainment centers are designed to offer children a unique entertainment experience while meeting their parents' needs for value and convenience. Our family entertainment centers will generally be divided into four areas: a kitchen and related areas (cashier, prize area, restrooms, manager's office, etc.) occupying approximately 5% of the premises, a dining area occupying approximately 10% of the premises, party rooms for birthdays and other group events occupying approximately 20% of the premises; and an activity area occupying approximately 65% of the premises.

     Each Hero's contains a family-oriented playroom area. Our facilities typically include: (i) laser tag; (ii) "soft play" zones consisting of any combination of a series of tubes, slides, ball bins, climbing mountains, air trampolines, obstacle courses, ramps and other devices for crawling, jumping, running, swinging and climbing, all of which have been designed and constructed with an emphasis on safety; and (iii) "game zones" consisting of coin and token-operated attractions such as arcade-style games, kiddie rides, video games, skill-oriented games and other similar entertainment venues that award tickets redeemable for prizes. Most games dispense tickets that can be redeemed by guests for prize merchandise such as toys and dolls.

     Laser tag is an adventure game offering players an interactive entertainment experience. The 15 to 20 minutes spent in the unique, laser tag arena is all-encompassing, and both mentally and physically challenging. As such, the experience has broad demographic appeal and is suitable for individuals, families, parties, leagues and corporate groups. The object of laser tag is to achieve as many points as possible, either individually or as a team, by hitting opposing targets or capturing the other team's headquarters. The custom-designed computer-energized packs worn by players consist of a laser, as well as front, back and shoulder LED targets. When fired, the laser emits both an invisible infrared and a visible red laser beam. A successful target hit is indicted by vibration, LED color change and deactivation of the hit players pack. Points are scored for hits to the pack target areas and to the laser. During the game, details of the scoring as it occurs are communicated to players and each player's score is transmitted to the central game computer. At the end of the game each player receives a personalized scorecard detailing individual player statistics and scores, as well as team scores if a team game was played.

     Hero's employ one general manager and various shift managers, as required, to conduct its operations. Electronics specialists are shared between the two facilities. Management maintains direct and frequent contact with unit level managers.

Competition

     The family entertainment industry is a broad and growing industry. The spectrum of entertainment opportunities for families with young children is extremely broad, ranging from low-cost, short-lived activities to more lengthy and expensive activities. Low cost, low commitment activities include events such as stopping for treats, ice cream, etc. while high cost, high time commitment activities would be events such as amusement park visits, field trips, etc. Hero's and its entertainment industry peer group are more medium-cost, medium-time commitment activities, typically offering value-oriented, activity-based entertainment costing approximately $7.25 per person per visit and lasting approximately one and one-half hours per visit.
The family restaurant industry is also very broad. Young children, however, greatly limit the range of opportunities for family restaurant-goers. As a result, convenience and value are significant decision factors for families dining out with young children; the ultimate objective is to minimize the adult "hassle factor" and provide value.

Marketing  Strategy

     The primary customer for Hero's is a family with children between 2 and 16 years old. We estimate that the typical customer visits a Hero's location two to six times a year, spends an average of $7.25 per person and spends approximately one and one-half hours per visit. We believe that approximately 75% of Hero's customers have children under the age of 12. The typical Hero's customer has young children and seeks a fun, entertaining restaurant experience that includes a fun atmosphere quality food and good value.

     Historically, we have conducted advertising campaigns primarily through radio and print media that target families with young children. Parents are periodically targeted by advertising campaigns in local newspapers. These advertisements feature package deals available at Hero's which include laser tag and game tokens. These birthday package deals provide tokens with meal purchases rather than requiring continual purchases by parents.


EMPLOYEES

     As of December 31, 2001, we had 24 employees, of which 14 were full time and 10 were employed part time. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe that our employee relations are good.

                                                     Number of
        Company                                      Employees
        -------------------------------------------  ---------

        Entertainment Technologies & Programs, Inc.         4
        Performance Sound & Light, Inc.                     3
        Nitelife Military Entertainment, Inc.               5
        Hero's Family Fun Entertainment, Inc.              12


GOVERNMENT  REGULATION

     The operation of Hero's facilities are subject to various federal, state and local laws and regulations, including but not limited to those that impose restrictions, levy a fee or tax, or require a permit or license on the operation of games and rides. We are subject to the Fair Labor Standards Act, the Americans With Disabilities Act and family leave mandates. A significant portion of our personnel are paid at rates related to the minimum wage established by federal and state law. Increases in such minimum wage will result in higher labor costs to us, which may be partially offset by price increases and operational efficiencies.


RISK  FACTORS

     You should carefully consider the following risks and all of the other information set forth in this Form 10-KSB. Some of the following risks relate principally to our business. Other risks relate to our financial condition, the securities markets and ownership of our stock. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be harmed and the price of our stock could go down.

     There are risks associated with forward-looking statements made by us and actual results may differ.

     Some of the information in this Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

     o    discuss  our  future  expectations;

     o contain projections of our future results of operations or of our financial condition; and

     o    state  other  "forward-looking"  information.

     We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in this section, as well as any cautionary language in this prospectus, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors could have an adverse effect on our business, results of operations and financial condition.


RISKS  RELATED  TO  OWNERSHIP  OF  OUR  COMMON  STOCK


OUR SHARE PRICE MAY DECLINE BECAUSE OF THE SALE OF SHARES OF OUR COMMON STOCK, RESULTING IN A LOSS OF VALUE TO OUR OTHER SHAREHOLDERS.

     Sales of substantial amounts of our common stock by the existing stockholders could adversely affect the prevailing market price of our common stock and impede our ability to raise capital through the issuance of equity securities. Subject to applicable federal and state securities laws and contractual limitations, certain stockholders could sell blocks of our common stock. Trading volume in our stock on the OTC Bulletin Board has historically been light; and sale of blocks of common stock could depress the market price of our stock.

OUR COMMON STOCK IS A "PENNY STOCK," AND COMPLIANCE WITH REQUIREMENTS FOR DEALING IN PENNY STOCKS MAY MAKE IT DIFFICULT FOR HOLDERS OF OUR COMMON STOCK TO RESELL THEIR SHARES.

     The limited public market for our common stock, is in what is known as the over-the-counter market and, trading of our stock is quoted under the symbol "ETPI" on the Electronic Bulletin Board operated for the NASD. At least for the foreseeable future, our common stock will be deemed to be a "penny stock" as that term is defined in Rule 3a51-1 under the Securities Exchange Act of 1934. Rule 15g-2 under the Exchange Act requires broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain from these inventors a manually signed and dated written acknowledgement of receipt of the document before effecting a transaction in a penny stock for the investor's account. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or otherwise, which could have a material adverse effect on the liquidity and market price of our common stock.

     Penny  stocks  are  stocks:

          o with a price of less than $5.00 per share unless traded on NASDAQ or a national securities exchange;

     Penny  stock  are  also  stocks  which  are  issued  by  companies  with:

          o    net  tangible  assets  of  less  than:

               - $2.0 million (if the issuer has been in continuous operation for at least three years); or

               - $5.0 million (if in continuous operation for less than three years); or

          o average revenue of less than $6.0 million for the last three years.

IT IS MORE DIFFICULT FOR OUR SHAREHOLDERS TO SELL THEIR SHARES BECAUSE WE ARE NOT, AND MAY NEVER BE, ELIGIBLE FOR NASDAQ OR ANY NATIONAL STOCK EXCHANGE.

     We are not presently, and it is likely that for the foreseeable future we will not be, eligible for inclusion in NASDAQ or for listing on any United States national stock exchange. To be eligible to be included in NASDAQ, a company is required to have not less than $4,000,000 in net tangible assets, a public float with a market value of not less than $5,000,000, and a minimum bid of price of $4.00 per share. At the present time, we are unable to state when, if ever, we will meet the Nasdaq application standards. Unless we are able to increase our net worth and market valuation substantially, either through the accumulation of surplus out of earned income or successful capital raising financing activities, we will never be able to meet the eligibility requirements of NASDAQ. As a result, it will be more difficult for holders of our common stock to resell their shares to third parties or otherwise, which could have a material adverse effect on the liquidity and market price of our common stock.

RIGHTS TO ACQUIRE SHARES OF COMMON STOCK WILL RESULT IN DILUTION AND POSSIBLE LOSS OF VALUE TO OTHER HOLDERS OF COMMON STOCK.

     Outstanding warrants and options could adversely affect the terms on which we can obtain additional financing, and the holders of these warrants and options can be expected to exercise these securities at a time when, in all likelihood, we would be able to obtain additional capital by offering shares of common stock on terms more favorable to us than those provided by the exercise of these warrants and options. Holders of the warrants and options will have the opportunity to profit from an increase in the market price of our common stock, with resulting dilution in the interests of the holders of our common stock. As of December 31, 2001, there were issued and outstanding the following warrants and options:

     o warrants held by our directors, officers, employees and affiliates to purchase an aggregate of 500,000 and 876,081 shares of common stock with an exercise price $0.045 and $0.09 per share, respectively.

     o warrants and options held by unaffiliated third parties to purchase an aggregate of 500,000 shares of common stock with an exercise price of $0.45 per share.

OUR BOARD OF DIRECTORS CAN ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK WITHOUT THE CONSENT OF ANY OF OUR SHAREHOLDERS; SUBSTANTIAL FUTURE STOCK ISSUANCES COULD RESULT IN THE DILUTION OF YOUR VOTING POWER AND OF EARNINGS PER SHARE WHICH COULD DECREASE THE VALUE OF YOUR SHARES.

     Our Certificate of Incorporation authorizes the issuance of 200,000,000 shares of common stock. Our Board of Directors has the power to issue any or all of our remaining but unissued authorized common shares for general corporate purposes, without shareholder approval. Investors should be aware that any stock issuances may result in a reduction of the book value or market price of the outstanding common shares. If we issue any additional common shares, any issuance will reduce the proportionate ownership and voting power of each other common shareholder.

BECAUSE WE DO NOT ANTICIPATE PAYING DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE, THE ONLY WAY INVESTORS CAN REALIZE A RETURN ON AN INVESTMENT IN OUR STOCK IS FOR THE STOCK PRICE TO INCREASE.

     We plan to retain earnings, if any, for the operation and expansion of business. Investors in our common stock should not expect dividend income.

OUR  PRINCIPAL  SHAREHOLDERS  HAVE  EFFECTIVE  CONTROL.

     As of December 31, 2001, our executive officers and directors (and their respective affiliates) (collectively, the "Principal Shareholders") beneficially own 11,586,701 shares of common stock or 17% of the shares of Common Stock outstanding. The Principal Shareholders, if voting together, have effective voting power to elect a majority of our directors, exercise control over our business, policies and affairs and, in general, determine the outcome of any corporate transaction or other matters submitted to the shareholders for approval (other than with respect to a decision to file a petition on behalf of the Company under Chapter 11 under the Bankruptcy Code), such as any proposed amendment to our certificate of incorporation, the authorization of additional shares of capital stock, and any merger, consolidation, sale of all or substantially all of our assets, and could prevent or cause a change of control of the Company, all of which may adversely affect the Company.

YOU  MAY  SUFFER  ADDITIONAL  DILUTION.

     To the extent that any future financing involves the issuance of our equity securities or instruments convertible into equity securities, existing shareholders will be diluted, perhaps substantially, and future investors may be granted rights superior to those of existing shareholders. Our failure to raise capital on acceptable terms when needed will have a material adverse effect on us. In addition, we may be obligated to issue additional shares of common stock to a trust in the future to satisfy any shortfall in proceeds which may be experienced from liquidation of the trust's assets. We have in the past and in the future may enter into transactions with strategic third parties pursuant to which we will issue shares of our common stock to such third parties for non-cash consideration. Any such transactions will further dilute the interests of the existing shareholders. In addition, our granting of additional stock options to employees and consultants will further dilute existing shareholders. Shareholders will experience substantial dilution in the event that we issue additional shares of our common stock. In addition, the exercise of the warrants and the subsequent public sales of common stock by holders of these securities under this Exchange Offer or another registration statement effected at their demand, under Rule 144 or otherwise, would result in dilution to our shareholders.

ADDITIONAL  SHARES  ARE  ELIGIBLE  FOR  FUTURE  SALE  UNDER  RULE  144.

     As of December 31, 2001, we estimate that 39,486,877 shares of the our common stock currently outstanding are "restricted securities" which have been outstanding for more than two years and can be sold publicly in compliance with Rule 144 adopted under the Securities Act of 1933 (the "Securities Act"). Holders of restricted securities must comply with the requirements of Rule 144 in order to make a public sale of their shares without violating the Securities Act. In general, under Rule 144 as currently in effect, a person who has beneficially owned restricted securities for at least one year, and persons who may be deemed affiliates of the Company who have beneficially owned restricted securities for at least two years, would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of Common Stock or the average weekly trading volume in the common stock during the four calendar weeks preceding such sale, provided that the Company has filed certain periodic reports with the Securities and Exchange Commission and the sale is made in a "broker's transaction" or in a transaction directly with a "market maker" as those terms are used in Rule 144. A person who is not deemed to have been an affiliate of the Company at any time during the 90 days preceding a sale by such person, and who has beneficially owned restricted shares for at least two years, would be entitled to sell such shares under Rule 144 without regard to the volume limitations and public information and manner of sale requirements described above. No predictions can be made as to the effect, if any, that market sales of such shares, or the availability of such shares for future market sales, will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of our common stock (including shares issued upon the exercise of stock options or warrants), or the perception that such sales could occur, could materially adversely affect the prevailing market price for our common stock and could impair our future ability to raise capital through an offering of equity securities. The possibility that substantial amounts of common stock may be sold in the public market under Rule 144 may adversely effect the prevailing market price for the common stock.


RISKS  RELATED  TO  OUR  FINANCIAL  CONDITION

WE  HAVE  A  RECENT  HISTORY  OF  INCURRING  NET  LOSSES.

     We have recently experienced substantial net losses. For the years ending September 30, 2001 and 2000, we incurred net losses of $1,473,462 and $2,226,489, respectively. Although we have implemented a restructuring and turnaround strategy and expect to eliminate net losses in the near future, there can be no assurance that management will be successful in this endeavor. Furthermore, there can be no guarantee as to our ability to raise sufficient cash through operations, borrowings or issuances of its common stock to meet other obligations of the company that may exist or arise in the future.

OUR FINANCIAL AND OPERATING ACTIVITIES ARE LIMITED BY RESTRICTIONS CONTAINED IN THE TERMS OF OUR FINANCINGS.

     As is customary in similar agreements, covenants in our SBA loan will restrict our subsidiaries' ability to, among other things:

     o    sell  or  transfer  assets;

     o    pay  dividends;

     o    make  certain  investments  or  acquisitions;  and

     o    repurchase  or  redeem  capital  stock.

     The covenants also require us to comply with certain financial ratios. These restrictions may interfere with our ability to obtain financing or to engage in other necessary or desirable business activities.

     If we cannot comply with the requirements in our existing SBA loan, then the lenders may require us to repay immediately all of our outstanding debt under the SBA loan. If our debt payments were accelerated, our assets might not be sufficient to repay fully our debt. These lenders may also require us to use all of our available cash to repay our debt or may prevent us from making payments to other creditors on certain portions of our outstanding debt.

     We may not be able to obtain a waiver of these provisions or refinance our debt, if needed. In such a case, our business, prospects, results of operations and financial condition would suffer.

WE  MAY  BE  LIMITED ON USE OF NET OPERATING LOSS AND TAX CREDIT CARRY FORWARDS.

     Federal income tax laws may limit the amount of net operating losses and certain tax credits that might otherwise be used by us to offset future income and tax liabilities. There can be no assurance as to the availability of such losses and credits for such offset.


RISKS  RELATED  TO  OUR  BUSINESS

THE  LOSS  OF  AFNAF  CONTRACTS  COULD  HAVE  A  NEGATIVE  IMPACT ON OPERATIONS.

     Our dealings with the U. S. government, specifically the Department of Defense ("DOD") and the various branches of the military, are contracted through the Air Force Non Appropriated Fund Purchasing Office ("AFNAFPO"). This type of contract allows us to contract with the service branches of the military without going through the competitive bidding process each time. We have been awarded two AFNAF contracts. These contracts are typically renewed annually. There can be no assurances that the DOD will renew these contracts. Should such contracts not be renewed, we will be required to bid competitively for each contract it enters into with each military base individually. However, we received AFNAF numbers in each of 1993 and 1995, and have renewed each number annually without issue. We currently have no known issues with AFNAFPO and both AFNAF numbers have recently been renewed.

WE  COMPETE  AGAINST  A  WIDE  VARIETY  OF  ENTERTAINMENT  CHOICES.

     We compete against a wide variety of concepts vying for leisure time and entertainment spending. These competing concepts encompass a broad spectrum of entertainment opportunities, including family entertainment centers, theme, water and amusement parks, sports attractions; movie theaters, nightclubs, concert events, and other in-home and out-of-home entertainment activities. Our business is subject to factors that affect the recreation and leisure industries generally, such as general and local economic conditions, demographic trends, consumer tastes, and changes in consumer spending habits, over which we have no control.

     Due to our unique status resulting from our AFNAF contracts, we believe we possess a competitive advantage when providing entertainment services and products to the military markets since we do not have to bid on those opportunities. However, the downsizing of the military, which began in the 1990's, will continue to reduce the total number of military installations that remain open and possibly limit the future growth of Nitelife. Substantially all of the business conducted through our Nitelife and PS&L subsidiaries comes through the use of our AFNAF contracts.

     Hero's competes in the pay-for-play children's entertainment center industry by targeting its activities and programming to children ages two to sixteen. The principal competitive factors of a family entertainment center include location, price, the uniqueness and perceived quality of the attractions and amusement games, the atmosphere and cleanliness of the facility and the quality of its food and entertainment. This industry is affected by general and local economic conditions, demographic trends and consumer tastes over which we have no control. Consumer tastes, in particular, are subject to rapid changes which could result in our activities falling out of favor with its target customers, requiring it to invest in new equipment for family entertainment centers. Our future revenues will depend to a significant extent upon our ability to respond to changes in consumer tastes. The performance of individual family entertainment centers may be affected by a variety of factors such as the location of competing facilities, increased labor and employee benefit costs and the availability of experienced management and hourly employees.

     Competitive market conditions, including the emergence of significant new competitors, could materially adversely affect our ability to improve our results of operations. Such new competitors, and certain existing competitors have or may have longer operating histories, substantially greater name recognition and more extensive financial, technical, marketing, sales and distribution resources. There can be no assurance that the Company will be able to compete successfully against existing and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

OUR BUSINESS IS HIGHLY SENSITIVE TO PUBLIC TASTES AND DEPENDENT ON OUR ABILITY TO SECURE POPULAR ARTISTS, LIVE ENTERTAINMENT EVENTS AND VENUES.

     As a participant in the live entertainment industry, our ability to generate revenues is highly sensitive to rapidly changing public tastes and dependent on the availability of popular performers and events. Since we rely on unrelated parties to create and perform live entertainment content, any lack of availability of popular musical artists and other performers could limit our ability to generate revenues. In addition, we require access to venues to generate revenues from live entertainment events.

LOCAL CONDITIONS, DISTURBANCES, EVENTS AND NATURAL DISASTERS CAN ADVERSELY IMPACT TRAFFIC COUNTS AT FAMILY ENTERTAINMENT CENTERS.

     Lower traffic counts may also be caused by other local conditions or events. In addition, since our family entertainment centers are near major urban areas and appeal to teenagers and young adults, there may be disturbances at one or more family entertainment centers which negatively affect our image. This may result in lower attendance at the affected family entertainment center. We work with local police authorities on security-related precautions to prevent these types of occurrences. We can make no assurance, however, that these precautions will be able to prevent any disturbances.

WE  ARE  SENSITIVE  TO  NEGATIVE  PUBLICITY.

     Our target market of two to sixteen year old children and families with small children is potentially highly sensitive to adverse publicity. There can be no assurance that we will not experience negative publicity regarding one or more of its family entertainment centers. The occurrence of negative publicity regarding one or more of the Company's locations could materially and adversely affect our image with its customers and its results of operations.

AN  INCREASE  IN  LABOR  COSTS  COULD  REDUCE  OUR  INCOME  FROM  OPERATIONS.

     We are dependent upon the available labor pool of unskilled and semi-skilled employees. We are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions. Numerous proposals have been made on state and federal levels to increase minimum wages. A shortage in the labor pool or other general inflationary pressures or changes in applicable laws and regulations could increase labor costs, which could have a material adverse effect on our income from operations.

OUR RESULTS OF OPERATIONS MAY EXPERIENCE FLUCTUATION DUE TO SEASONALITY AND OTHER FACTORS.

     We have experienced, and in the future could experience, quarterly variations in revenues as a result of a variety of factors, many of which are outside of our control, including the number of new or renewed contracts with the military, the timing of capital investments in existing locations, unfavorable weather conditions, war and natural disasters. We typically experience lower net sales in the first and second quarters than in the third and fourth quarters. If revenues are below expectations in any given quarter, our operating results would likely be materially adversely affected for that quarter.

WE  ARE  DEPENDENT  ON  THE  SERVICE  OF  KEY  PERSONNEL.

     Our success depends upon the continuing contributions of our executive officers and other key operating personnel, including George C. Woods, our interim Chief Executive Officer, President and Chief Financial Officer and Robert Carroll, President of Nitelife Military Entertainment, Inc. The complete or partial loss of their services or the services of other key personnel could adversely affect our business. Although we have entered into employment agreements with Mr. Woods and Mr. Carroll, we cannot be certain that we will be able to retain their services during this or any subsequent period. Mr. Woods and Mr. Carroll are in good health; however, their retirement, disability or death could have a significant adverse impact on our business.

     Our success will also depend upon our ability to retain and attract additional skilled management personnel to the senior management team and to the operational level. Management anticipates the hiring of additional personnel to assist it in implementing its plan of operations. There can be no assurance that we will be able to attract and train key employees to implement its business plan.

WE  MAY  BE  UNSUCCESSFUL  IN  IMPLEMENTING  OUR  GROWTH  STRATEGIES.

     Our continued growth depends, to a significant degree, on our ability to successfully implement our growth strategies. Among such strategies, we plan to expand the number of bases on which we operate entertainment systems in addition to expanding the scope of products we can sell to the military under our AFNAF contacts. Our ability to successfully expand our Nitelife and PS&L operations is highly dependent on our ability to raise sufficient capital to fund the acquisition and installation of additional entertainment systems on such bases.

WE  MAY  NOT  BE  ABLE  TO  MANAGE  OR  INTEGRATE  FUTURE  ACQUISITIONS.

     The acquisition and successful integration of businesses which provide for synergistic or vertical integration opportunities for Nitelife and PS&L are key elements of our operating strategy. We have experienced significant difficulties through acquisitions made in the past. Management believes problems arising out of such endeavors have been corrected and will continue to consider acquisition opportunities that may arise in the future. These acquisitions could place a future strain on our operations. Our ability to manage future acquisitions will depend on our ability to successfully evaluate investments, monitor operations, control costs, maintain effective quality controls, expand our internal management and technical and accounting systems and integrate acquired businesses into our company. As you evaluate our prospects, you should consider the many risks we will encounter during the process of integrating those businesses that may be acquired in the future, including:

     o the distraction of management's attention from other business concerns;

     o the potential loss of key employees or customers of the acquired businesses; and

     o the potential inability to integrate controls, standards, systems and personnel.

     Although our management has significant experience, we may be unable to effectively integrate businesses we expect to acquire in the future without encountering the difficulties described above. Failure to effectively integrate such businesses could have a material adverse effect on our business, prospects, results of operations or financial condition. In addition, the combined companies may not benefit as expected from the integration.

     To fund future acquisitions, we may need to borrow more money or assume the debts of acquired companies, or issue more stock, which may dilute the value of our existing common stock. To incur any additional debt, we must comply with the restrictions contained in any indebtedness we may have at that time. If these restrictions are not met and we do not receive necessary consents or waivers of these restrictions, we may be unable to make future acquisitions.

     If we do purchase additional businesses, it may negatively affect our earnings, at least in the short term. We may have to amortize expenses related to goodwill and other intangible assets. Further, we cannot guarantee that any future acquisition will generate the earnings or cash flow we expect. In connection with any future acquisitions, unexpected liabilities might arise and the planned benefits may not be realized. Any or all of these actions could materially adversely affect our financial position and/or stock price.

WE  HAVE  EXPOSURE  FOR  CLAIMS  OF  PERSONAL  INJURY.

     As a producer of a public entertainment event, we have exposure for claims of personal injury suffered by visitors to our family entertainment centers, live venues and other attractions. To date, we have experienced claims that we have been able to resolve through litigation.

OUR  BUSINESS  IS  SUBJECT  TO  EXTENSIVE  GOVERNMENTAL  REGULATION.

     We are subject to various federal, state and local laws and regulations affecting operations, including those relating to the use of video and arcade games and rides, the preparation and sale of food, and those relating to building and zoning requirements. We are also subject to laws governing our relationships with employees, including minimum wage requirements, overtime, working and safety conditions, and citizenship requirements. Difficulties or failures in obtaining required licenses or other regulatory approvals could delay or prevent the opening of a family entertainment center, and the suspension of, or inability to renew, a license or permit could interrupt operations at an existing facility.


ITEM  2.     DESCRIPTION  OF  PROPERTY

     We lease office space at the monthly rate of $1,339 consisting of approximately 2,160 square feet, for our corporate headquarters at 17300 Saturn Lane, Suite 111, Houston, Texas, 77058. The lease expires May 31, 2004.

     Nitelife Military Entertainment, Inc. leases office space at the monthly rate of $1,488 consisting of approximately 2,400 square feet for its operations at 17300 Saturn Lane, Suite 110, Houston, Texas, 77058. The lease expires on May 31, 2004.

     Performance Sound and Light, Inc. leases office space at the monthly rate of $1,686 consisting of approximately 2,720 square feet for its operation at 17300 Saturn Lane, Suite 109, Houston, Texas, 77058. The lease expires on May 31, 2004.

     Hero's Entertainment - Pasadena is a 2.2-acre parcel of land located at 7770 Spencer Highway, Pasadena, Texas 77505, consisting of a 16,000 square foot building, which is owned by Hero's.

     Hero's Channelview leases 9 8,251 square foot building from Tarantino Properties at a monthly rate of $4,290. This lease expires on May 31, 2002.


ITEM  3.     LEGAL  PROCEEDINGS

     1. Entertainment Technologies & Programs, Inc. vs. Bronco Group, Mgt., Inc. and Bowling & Billiard Supply Company, Inc.; 191st Judicial District Court; Dallas County, Texas

     This is a breach of contract and tortious interference with a business relationship case. Entertainment Technologies & Programs, Inc. entered into a contract with Bronco Group Management, Inc. concerning the installation of video games at a location provided by Bronco Group Management, Inc. Thereafter, Bowling & Billiard Supplies Company, Inc. approached Bronco and induced them to breach their contract with the Company. The Company brought suit against Bronco Group Management, Inc. for breach of contract and against Bowling & Billiard Supplies, Inc. for tortuous interference with the business relationship between the Company and Bronco. The contract with Bronco contained a mandatory binding arbitration clause. Arbitration resulted in a judgment being entered against Bronco for breach of contract in the sum of $339,878. The Company has filed a pleading seeking a severance of the two causes of action to make the judgment against Bronco a final judgment and shall continue its case against Billiard for tortuous interference with a business relationship. Management has aggressively pursued this case and a favorable outcome and recovery in excess of $250,000 against Billiard is, in our opinion, possible.

     2. Verizon Capital v. Entertainment Technologies & Programs, Inc., pending in the 11th District Court of Harris County, Texas, Cause No. 2001-08321

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

     3.  Entertainment Technologies & Programs, Inc., et a vs. GameCom, Inc. and
Ferris  Productions,  Inc.   United  States  District  Court  for  the  Southern
District  of  Texas;  Houston  Division

     On April 23, 2001, the Company filed suit against GameCom, Inc. and Ferris Productions, Inc. seeking to recover an unspecified amount of damages due to Ferris' alleged breach of a letter of intent between Ferris and the Company dated March 9, 2001. The Company also seeks injunctive and declaratory relief relating to the letter of intent. The Company asserts causes of action for breach of contract, fraud and tortuous interference. The Company's claims are based upon the Company's allegations that Ferris breached the letter of intent and that GameCom wrongfully interfered with the Company's rights under the letter of intent. On July 17, 2001, the Company filed a motion for partial summary judgment with respect to the counterclaims and seeking summary judgment in its favor on multiple issues. On August 24, 2001, the Company received a partial summary judgment against GameCom and Ferris. In this partial summary judgment, the court held that the contract is governed by Delaware law, not Texas law, as Ferris and GameCom have contended. Second, the court held that the ETPI/Ferris letter of intent contains no contractual limitation of Ferris' liability for a breach. Finally, the court held that GameCom's tortuous interference counter-claim is barred because ETPI is justified in bringing this legal action. The court did not grant ETPI's request to declare that Delaware law grants a cause of action for breach of a covenant to negotiate in good faith, but invited ETPI to resubmit this issue with additional authority. The Company's management intends to vigorously prosecute this matter to a conclusion, though, the Company cannot predict with any certainty the eventual outcome of the motion for summary judgment or this litigation.

     4. Civil Action No. H-01-0323; Tracie Barefield vs. Entertainment Technologies & Programs, Inc., et al; In the United States District Court, Southern District of Texas; Houston Division

     The basis for this case is an alleged sexual harassment claim against Hero's Family Fun Entertainment, Inc., a wholly-owned subsidiary of Entertainment Technologies & Programs, Inc. A former employee has alleged that a supervisor at Hero's Family Fun Entertainment, Inc. center in Pasadena, Texas made improper sexual advances toward her during her employment with the company. While employed by the company, she did not file a formal or informal complaint although the company provided a written procedure for dealing with sexual harassment claims. Counsel believes the case has no merit. Management is vigorously contesting this case and counsel's opinion is that the company shall prevail in a trial on the merits. Management believes there is no significant exposure to the company should an adverse result be forth coming.

     5. No. 2001-56974; Market News Alert, Inc. vs. Entertainment Technologies & Programs, Inc., In the District Court of Harris County, Texas; 334th Judicial District

     This case is founded upon an alleged written contract between the parties dated on or about April 25, 2001. The plaintiff alleges that it was employed by Entertainment Technologies & Programs, Inc. as a consultant to disseminate information to the public to at least 1,000,000 potential investors, in a manner to encourage investments in Entertainment Technologies & Programs, Inc. The compensation agreed in the written contract was the payment by Entertainment Technologies & Programs, Inc. to Market News Alert, Inc. of 1,000,000 shares of common stock, restricted pursuant to the provisions of Rule 144. Counsel feels the case has little merit and substantial evidence is available to prove Market News Alert, Inc. failed to fulfill its obligations under the written agreement. Management intends to contest this case vigorously and counsel believes that a favorable outcome is probable. Maximum exposure to the company is 1,000,000 shares of common stock and attorney's fees.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There were no matters submitted for vote by the shareholders in the fourth quarter of fiscal year 2001.

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     Our shares are trading on the OTC Electronic Bulletin Board under the stock ticker symbol "ETPI" (CUSIP 293810107); however, there is no "established trading market" for our shares of common stock, and no assurance can be given that such a market will develop. If an "established trading market" for our common stock does develop in the future, there can be no assurance that it will continue or be maintained. Any market price for our shares of common stock is likely to be very volatile, and factors such as competition, governmental regulation and fluctuations in operating results may all have a significant effect. In addition, the stock markets generally have experienced and continue to experience extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our common stock.

     The sale of "restricted securities" held by members of management and others could also have an adverse effect on any such market. As of December 31, 2001, 68,365,184 shares of our common stock are outstanding, 39,486,877 of which are designated as "restricted securities." Of this amount, substantially all of these "restricted securities" have been held for a sufficient period of time to be sold under Rule 144 of the Securities and Exchange Commission.

     The following table sets forth the reported high and low closing bid quotations for our common stock. The bid prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.


          QUARTER ENDED       HIGH BID   LOW BID
          ------------------  ---------  --------
          December 31, 1998   $    0.63  $   0.13
          March 31, 1999           0.82      0.21
          June 30, 1999            0.34      0.13
          September 30, 1999       0.49      0.12

          December 31, 1999        0.24      0.12
          March 31, 2000           0.43      0.12
          June 30, 2000            0.31      0.11
          September 30, 2000       0.23      0.08

          December 29, 2000         .09       .06
          March 30, 2001            .12       .10
          June 29, 2001             .08       .06
          September 28, 2001        .09       .09

          December 31, 2001         .06       .05


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's audited consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in the Company's 10-KSB for the year ended September 30, 2001. Certain statements in the following MD&A are forward looking statements. Words such as "expects," "anticipates," "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

YEAR  ENDED  SEPTEMBER  30,  2001  COMPARED  TO  YEAR  ENDED  SEPTEMBER 30, 2000

     Revenues for the year ended September 30, 2001, decreased $1,469,204 or 30% to $3,348,390 from $4,817,594 for the year ended September 30, 2000. The decrease in revenues is primarily the result of the closure of Vision Quest, which accounted for $929,403 in live entertainment revenues and due to the elimination of the waterpark facility, which accounted for approximately $441,000 in amusement revenues.

     Gross margin for the year ended September 30, 2001, decreased $524,492 or 32% to $1,107,595 from $1,632,087 for the year ended September 30, 2000. The decrease is primarily the result of the closure of Vision Quest, which accounted for $262,866 in gross margin and the elimination of the waterpark, which accounted for approximately $236,000 in gross margin. The decrease was partially offset by a $173,354 or 24% decrease in depreciation due to reduced installation of sound and lighting equipment and full depreciation of certain assets added in earlier years.

     General and administrative expenses for the year ended September 30, 2001, decreased $1,047,162 or 34% to $2,020,041 from $3,067,203 for the year ended
September 30, 2000. The decrease is attributable to the elimination of the waterpark facility and the reduction in operations of Vision Quest.

     Interest expense decreased $204,104 or 29% to $561,016 for the year ended September 30, 2001, from $765,120 for the year ended September 30, 2000. The decrease is due to a reduction in debt issuance costs and the elimination of the debt on the waterpark facilitate.


LIQUIDITY  AND  CAPITAL  RESOURCES

     During the years ended September 30, 2001 and 2000, we experienced negative financial results as follows:

                                      YEAR ENDED SEPTEMBER 30,    YEAR ENDED SEPTEMBER 30,
                                                2001                        2000
                                     --------------------------  --------------------------
Net loss                             $              (1,473,462)  $              (2,226,489)
Negative working capital                            (1,964,856)                 (5,442,904)
Negative cash flows from operations                   (325,819)                   (403,055)
Accumulated deficit                                 (9,865,867)                 (8,392,405)
Stockholders' deficit                               (2,117,950)                 (1,920,370


     In addition to its negative financial results, the Company is also delinquent on payments of principal and accrued interest for a significant portion of its note payable and capital lease obligations. Additionally, at September 30, 2001 and 2000, the Company is in violation of numerous financial and non-financial covenants included in such notes payable and capital lease agreements for which waivers have not been obtained. Debt under those agreements has been classified as current in the accompanying financial statements (See Notes 6 and 7) and certain balances could be called by the creditors.

     Management has developed specific current and long-term plans to address its viability as a going concern as follows:

     o During 2001 the Company began a multi-stepped debt reduction plan (the "Plan"). In the first phase of the Plan, the Company agreed to exchange certain of its assets to ultimately repay approximately $2,900,000 of long-term debt and accrued interest (See Note 9). In the second phase of the Plan, in December 2001, the Company completed an exchange offer to retire capital lease obligations with a face value of $806,000 in exchange for shares of the Company's common stock (See
          Note 16). In the third phase of the Plan, management is currently exploring ways to extinguish additional debt in exchange for assets or through issuances of common stock and to concentrate on its core business.

     o During 2001, the company took steps to restructure its management team and board of directors as follows:

          - Tim Hay, joined the Company as the Director of Sales and Marketing for Nitelife and PS&L. Mr. Hay has over 32 years of military sales experience.

          - Mr. Doug Butcher, the founder of the Company, resigned as Chief Executive Officer and was replaced on an interim basis by the Company's President and Chief Financial Officer, George C. Woods.

          -    Gabriel  Albert  Martin  joined  our  Board  of  Directors

     There can be no assurance that the Company will have the ability to implement its business plan and ultimately attain profitability. The Company's long-term viability as a going concern is dependent upon three key factors, as follows:

     o The Company's ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations in the near term.

     o The ability of the Company to control costs and expand revenues from existing or new businesses.

     o The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

DEBT  REDUCTION  PLAN

     On March 31, 2001, the Company obtained 100% approval and began the asset transfer under a debt reduction agreement (the "Debt Reduction Agreement"). Under the Debt Reduction Agreement the Investor Notes were brought current and will ultimately be repaid through the Company's contribution of certain property (a waterpark facility, a racetrack and certain raw land) located in Midland, Texas and 2,200,000 shares of the Company's common stock, to a trust for liquidation, with the proceeds used for repayment of the Investor Notes. The Debt Reduction Agreement provides for any shortfall in the proceeds from liquidation of the property and shares of the Company's common stock to be satisfied through the Company's issuance of additional shares of the Company's common stock or through the trustee's foreclosing on certain other property pledged by the Company. If excess proceeds are received, such proceeds will be returned to the Company after satisfaction of fees of the trust.

ITEM  7.     FINANCIAL  STATEMENTS

     The information required hereunder is included in this report as set forth in the "Table of Contents" on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with our independent accountants regarding accounting or financial statement disclosure.


                                    PART III

ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS

     The following table sets forth certain information concerning the Company's executive officers and directors:

Name                   Age                              Position
---------------------  ---  -----------------------------------------------------------------
James D. Butcher        41  Director
George C. Woods         43  President, Interim CEO, Chief Financial Officer and Director
Mark A. Madamba         39  General Manager, Hero's Family Fun Entertainment
Robert N. Carrol        46  President, Nitelife Military Entertainment, Inc.
Timothy B. Hay. . . .   55  Director of Sales and Marketing, Nitelife Military Entertainment,
                            Inc. and Performance Sound & Light, Inc.
Mark E. Stutzman        42  Director
Gabriel Albert Martin   68  Director

     JAMES "DOUG" BUTCHER, our founder and a Director, formed a mobile music company in 1978 while in the Navy, to provide entertainment services to the military nightclub at the bases on which he was stationed. After being transferred to San Diego in 1980, Mr. Butcher continued in the entertainment business obtaining several Navy contracts in the San Diego area. By 1982, after departing the Navy, the disc jockey business became a full time venture based on two clubs, one mobile D. J. system and a need for quality entertainment. Mr. Butcher built the Company into the provider of comprehensive entertainment service and products it is today.

     GEORGE C. WOODS, Director, President, Chief Financial Officer and interim Chief Executive Officer, has been with the Company since June 2000. Mr. Woods has considerable experience in consolidation transactions, capital formation, IPO's and mergers and acquisitions. Most recently, Mr. Woods was President of Fallright America, L.L.C., where he obtained capital for growth and provided monetization of existing shareholder equity. Prior to joining Fallright, Mr. Woods was a co-founder and principal of WJG Capital, L.L.C., a Houston, Texas based limited liability company dedicated to identifying consolidation opportunities in highly fragmented industries. WJG Capital funded Nationwide Staffing Services, Inc., a consolidation company in the staffing industry. WJG Capital assisted Nationwide with the simultaneous merger of eight founding companies and the filing of its initial public offering registration statement to be listed on the New York Stock Exchange. From 1987 to 1996, Mr. Woods held senior financial and accounting positions at Quality Tubing at which he was the Chief Financial Officer, Vice President-Finance and Administration. From 1982 to 1987, he was the Corporate Controller and Treasurer of Paragon Industries, a privately-owned manufacturing division of the WEDGE Group, Inc. a private company developing consolidations in numerous industries. Mr. Woods is a graduate of the University of Texas with a B.B.A. in Finance and earned an MBA from the University of Houston.

     MARK A. MADAMBA has been with the Company since May 1994. Prior to joining the Company, Mr. Madamba spent approximately 14 years in the U.S. Air Force where, among other positions, he served as Technical Advisor and Program Manager for the Air Force's $30 million per year slot machine program, which encompassed 35 military bases worldwide. During his career in the Air Force, Mr. Madamba became recognized as one of their top electronics troubleshooters and designers. He later provided technical and management oversight to 10 bases at Headquarters Pacific Air Forces and was based out of Osan Air Base, South Korea. Mr. Madamba received his Digital Electronics diploma from the Technical Vocational Institute of New Mexico in 1980.

     ROBERT N. CARROLL has been associated with Nitelife since 1991. He had a dual career serving in the military Recon Operations and was the owner/operator of Oasis Entertainment before joining Nitelife in 1991. He started with Nitelife as a DJ and became the Area Talent Coordinator at Yokota Air Force Base in 1992. As operation expended in Asia, he was chosen as Nitelife's first Area Director of Asia in 1993 and served in this capacity until 1995. After retiring from the military in 1996, he moved to Houston to become Vice President of Nitelife. In January 2001, Mr. Carroll became President of Nitelife. He has 25 years experience in DJ entertainment, concerts, promotion, club designing and technical application.

     TIMOTHY B. HAY joined the Company in June of 2000. He brings 32 years of government and military experience in the area of Morale, Welfare and Recreation. Mr. Hay served 22 years in the United States Air Force specializing in the management of military clubs and dining facilities all over the world. After leaving active duty, he continued working with the Air Force by accepting a civil service position with the Department of Defense as Chief, Morale Welfare and Recreation at Incirlik Air Base, Turkey, where he was promoted for his efforts during Desert Storm. He continued on to several locations in the Asia Theater including Headquarters Pacific Air Forces where he served as Chief, Business Operations for the eight large Air Force Bases in the Pacific Rim. Mr. Hay received numerous awards for his outstanding efforts in providing Quality of Life Programs for our military, their dependents and government employees serving overseas.

     MARK E. STUTZMAN has been a director of the Company since June 2001. He is also the Chief Operating Officer and General Counsel for Capital Growth Planning, Inc. and all its affiliated companies. Mr. Stutzman joined Capital Growth in October of 1997 after 12 years in private practice. Mr. Stutzman earned his degree from the Northwestern School of Law, graduating with Honors. Mr. Stutzman coordinates the due diligence process for all underwritings placed through Capital Growth Resources. Other core responsibilities include management of all Corporate & Broker/Dealer Operations. Mr. Stutzman holds licenses in securities and is licensed to practice law in the State of California.

     GABRIEL ALBERT MARTIN was recently elected to an open position on the board of directors, pursuant to a financing entered into between an investor group lead by Mr. Martin and the Company earlier this year. Mr. Martin, born in Argentina, has been a successful restaurateur and real estate developer in Houston, Texas for over 40 years. Currently, Mr. Martin serves as President and

Director of Gabriel's Inc., which owned and operated the world-renowned Swiss Chalet Restaurant, among many other restaurant establishments. Gabriel's, Inc. also owns several rental properties, develops raw land, and has several interests in oil and gas properties, among other investments. Mr. Martin has served as a Director and Vice President of Magna Flux, Inc., as well as a Director of InterFirst Bank in Houston, Texas.

ITEM  10.     EXECUTIVE  COMPENSATION

     The following table sets forth information concerning compensation of the chief executive officer and all other executive officers of the Company whose salary and bonus exceeded $100,000 for services rendered to the Company for the fiscal year ended September 30, 2001.

                              SUMMARY COMPENSATION TABLE

                                    Annual Compensation
                                 -------------------------
Name and Principal Position      Year   Salary    Bonus(1)   Other Annual Compensation
-------------------------------  ----  --------  ----------  -------------------------
James D. Butcher, then Chairman
and Chief Executive Officer . .  2001  $156,000  840,000(2)             None.

George C. Woods, President and
Chief Financial Officer . . . .  2001   102,000  700,000(3)             None.

____________________________
(1)  The Company adopted an employee stock bonus plan effective March 15, 2001.

(2)  Mr.  Butcher  received  840,000  shares  for  bonus  compensation  in 2001.
(3) Mr. Woods received 700,000 shares for a signing bonus in his employment agreement, signed February 28, 2001.

     We are not aware of any involvement by our directors or executive officers during the past five years in legal proceedings that are material to an evaluation of the ability or integrity of any director or executive officer.


EMPLOYEE  STOCK  BONUS  PLAN

     Effective March 15, 2001, the Board adopted an Employee Stock Bonus Plan (the "Stock Bonus Plan"). The Stock Bonus Plan provides for the grant of bonus shares to any company employee, former employee, officer or director to recognize exceptional service and performance beyond the service recognized by the employee's salary. The Board has authorized up to an aggregate of 3,895,538 shares of common stock for issuance as bonus awards under the Stock Bonus Plan. The Stock Bonus Plan is currently administered by the Board. Each grant of bonus shares is in an amount determined by the Board. Since Plan inception to September 30, 2001, 2,870,538 shares have been issued under the Stock Bonus Plan. The Stock Bonus Plan terminates on March 14, 2002.


EMPLOYMENT  AGREEMENTS

     Effective November 10, 1995, the Company entered into a ten-year employment agreement with James D. Butcher. The Agreement provides for an annual salary of $156,000, increasing to $240,000 upon completion of a secondary offering. All future increases will be at the discretion of the Board of Directors Compensation Committee. The agreement may be terminated upon death, disability or for "just cause" (as defined therein). Effective October 31, 2001 and, Mr. Butcher resigned as Chief Executive Officer.

     Effective June 19, 2000, the Company entered into a three year employment agreement with George C. Woods. The agreement provides for an annual salary of $102,000, with annual increases and bonuses at the discretion of the Board of Directors. All future increases will be at the discretion of the Board of Directors Compensation Committee. The agreement may be terminated upon death, disability or for "just cause" (as defined therein).

COMPENSATION  OF  DIRECTORS

     The  Company  is compensating members of the Board of Directors as follows:

          50,000  shares          For all four meetings attended
          10,000  shares          Per meeting attended
          10,000  shares          Additional for any special meetings
          2,500  shares           For telephone attendance


ITEM  11.      SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of December 31, 2001, for (a) each person known by the Company to own beneficially more than 5% of the common stock, (b) each director, (c) each executive officer identified in the compensation table above, and (d) officers and directors of the Company as a group.

                                         NUMBER OF
                                           SHARES
                                        BENEFICIALLY  PERCENTAGE
NAME OF BENEFICIAL OWNER                   OWNED         OWNED
--------------------------------------  ------------  -----------

Butcher Family Trust &
Beneficial Ownership . . . . . . . . .    10,028,058        14.7%
Mark E. Stutzman . . . . . . . . . . .         1,500          --%
George C. Woods. . . . . . . . . . . .       800,000         1.2%
Gabriel Albert Martin(1) . . . . . . .       757,143         1.1%
                                        ------------  -----------
All Officers and Directors as a group.    11,586,701        17.0%
                                        ============  ===========

_____________________
(1) Includes warrants granted to Gabriel Albert Martin, a director of the company, as part of a $15,000 equity financing completed in July 2001. Mr. Martin has the right to acquire up to 500,000 shares of our common stock. The warrant grants the holder the right to acquire each share of our common stock at a price of $0.045 per share. The warrant expires in December 6, 2002.


ITEM  12.      CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     As of September 30, 2001, there have been no material transactions, series of similar transactions, currently proposed transactions, or a series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer or any security holder who is known to us to own of record or beneficially more than 5% of our common stock or any member of the immediate family of any of the foregoing persons, had a material interest.

     On September 5, 2001, we entered into a loan agreement with Gabriel Albert Martin, as trustee, in the amount of $200,000. This loan has a term of two years with interest payable in our common stock at the rate of 12% per year. At the end of the 2-year term, the entire principal amount will be due and payable. This loan was secured by an interest in the property and equipment of our subsidiary, Nitelife Military Entertainment, Inc., as well as through the pledge of the stock of Nitelife Military Entertainment, Inc., which is owned by us. In consideration for this loan, Mr. Martin received the right to nominate two members to our Board of Directors. At that time, our Board of Directors consisted of five members, of which there were two vacancies. Mr. Martin filled the two vacancies through the nomination of himself and Mr. Woods. Additionally, there exist certain provisions in the loan agreement regarding the acceleration of repayment of this loan including, but not limited to, the sale of assets by us, violation of maximum allowable debt covenants, and the receipt of cash proceeds from debt or equity financing in an amount greater than $1,000,000.


ITEM  13.      EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  Financial Statements                                                         F-1

     Report of Independent Accountants                                            F-3

     Consolidated Financial Statements:

         Consolidated Balance Sheets as of September 30, 2001 and 2000            F-4

         Consolidated Statements of Operations for the years ended September 30,
             2001 and 2000                                                        F-5

         Consolidated Statements of Cash Flows for the years ended September 30,
             2001 and 2000                                                        F-6

         Consolidated Statements of Stockholders' Deficit for the years ended
             September 30, 2001 and 2000                                          F-7

     Notes to Consolidated Financial Statements                                   F-9

(B)  Exhibits

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.

                                    /s/ George C. Woods
                                    ------------------------------------------
                                    By: George C. Woods
                                        President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the folowing persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                  CAPACITY                             DATE
---------                  --------                             ----

/s/ George C. Woods        President, Interim Chief Executive   January 14, 2002
----------------------     Officer, Chief Financial Officer
George  C.  Woods          and Director

/s/ Mark E. Stutzman       Director                             January 14, 2002
---------------------
Mark  E.  Stutzman

/s/ Gabriel Albert Martin  Director                             January 14, 2002
-------------------------
Gabriel  Albert  Martin

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.

                                   __________





                        CONSOLIDATED FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                                TABLE OF CONTENTS
                                   __________


                                                                         PAGE(S)
                                                                         -------

Report of Independent Accountants                                          F-3

Consolidated Financial Statements:

  Consolidated Balance Sheets as of September 30,
    2001 and 2000                                                          F-4

  Consolidated Statements of Operations for the
    years ended September 30, 2001 and 2000                                F-5

  Consolidated Statements of Cash Flows for the
    years ended September 30, 2001 and 2000                                F-6

  Consolidated Statements of Stockholders' Deficit
    for the years ended September 30, 2001 and 2000                        F-7

Notes to Consolidated Financial Statements                                 F-9

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


To the Board of Directors and Stockholders of Entertainment Technologies & Programs, Inc.


We have audited the accompanying consolidated balance sheets of Entertainment Technologies & Programs, Inc. and its subsidiaries (collectively, the "Company") as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Entertainment Technologies & Programs, Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and at September 30, 2001 is in a negative working capital position and stockholders' deficit position. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        /s/ Ham, Langston & Brezina, L.L.P.


Houston,  Texas
December  31,  2001

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                          SEPTEMBER 30, 2001 AND 2000
                                   __________



     ASSETS                                               2001         2000
     ------                                          ------------  ------------
Current assets:
  Cash and cash equivalents                          $    30,288   $     9,604
  Accounts receivable, net                               266,334       300,353
  Inventory                                               39,340        92,729
  Prepaid assets                                          57,017        54,210
                                                     ------------  ------------

    Total current assets                                 392,979       456,896

Property and equipment, net                            1,740,155     3,894,443
Other assets                                              43,800        28,091
                                                     ------------  ------------

      Total assets                                   $ 2,176,934   $ 4,379,430
                                                     ============  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Current portion of notes payable to stockholders   $    15,500   $    85,000
  Current portion of notes payable                       853,633     3,651,002
  Current portion of capital lease obligations           568,430       568,430
  Accounts payable and accrued liabilities               920,272     1,595,368
                                                     ------------  ------------

    Total current liabilities                          2,357,835     5,899,800

Notes payable to stockholders                            370,000             -
Notes payable                                             15,017             -
Capital lease obligation                                 675,599       400,000
Debt settlement trust obligation                         876,433             -
                                                     ------------  ------------

      Total liabilities                                4,294,884     6,299,800
                                                     ------------  ------------

Commitments and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 200,000,000 and
    50,000,000 shares authorized, 54,333,455 and
    41,540,211 shares issued and 53,933,455 and
    41,140,211 shares outstanding at September 30,
    2001 and 2000, respectively                           54,333        41,540
  Additional paid-in capital                           7,688,384     6,580,495
  Unissued common stock                                  155,200             -
  Accumulated deficit                                 (9,865,867)   (8,392,405)
  Treasury stock, 400,000 shares at cost                (150,000)     (150,000)
                                                     ------------  ------------

      Total stockholders' deficit                     (2,117,950)   (1,920,370)
                                                     ------------  ------------

        Total liabilities and stockholders' deficit  $ 2,176,934   $ 4,379,430
                                                     ============  ============


          See accompanying notes to consolidated financial statements.
                                      F-4

                   ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000
                                   __________


                                                   2001          2000
                                               ------------  ------------
Revenue:
  Entertainment services                       $ 2,742,673   $ 4,048,720
  Retail                                           605,717       768,874
                                               ------------  ------------

    Total revenue                                3,348,390     4,817,594
                                               ------------  ------------

Cost of sales and services:
  Entertainment services                         1,838,137     2,818,550
  Retail                                           402,658       366,957
                                               ------------  ------------

    Total cost of sales and services             2,240,795     3,185,507
                                               ------------  ------------

Gross margin                                     1,107,595     1,632,087

General and administrative expenses              2,020,041     3,067,203
                                               ------------  ------------

  Loss from operations                            (912,446)   (1,435,116)

Interest expense                                  (561,016)     (765,120)
                                               ------------  ------------

Loss from continuing operations                 (1,473,462)   (2,200,236)

Discontinued operations:
  Loss on disposal of discontinued restaurant
    division, including provision for losses
    during the phase-out period                          -       (26,253)
                                               ------------  ------------

Net loss                                       $(1,473,462)  $(2,226,489)
                                               ============  ============

Basic and diluted net loss per common share:
  Continuing operations                        $     (0.03)  $     (0.06)
  Discontinued operations                                -             -
                                               ------------  ------------

    Net loss                                   $     (0.03)  $     (0.06)
                                               ============  ============

Weighted average shares outstanding             47,755,506    37,060,044
                                               ============  ============


          See accompanying notes to consolidated financial statements.
                                      F-5

                   ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000
                                   __________


                                                          2001          2000
                                                      ------------  ------------
Cash flows from operating activities:
  Net loss                                            $(1,473,462)  $(2,226,489)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Loss on disposal of discontinued operations                 -        26,253
    Depreciation and amortization                         557,867       731,221
    Provision for doubtful accounts                        10,000             -
    Common stock issued for services                      456,542       199,930
    Common stock issued for interest expense              110,777       323,514
    Common stock issued for employee compensation         188,732             -
    Changes in operating assets and liabilities:
      Accounts receivable                                  24,019       141,508
      Inventory                                            53,389          (284)
      Prepaid assets                                       (2,807)      (54,210)
      Other assets                                        (15,709)       21,756
      Book overdraft                                            -       (36,888)
      Accounts payable and accrued liabilities           (329,167)      344,055
      Debt settlement trust obligation                     94,000             -
                                                      ------------  ------------

        Net cash used in continuing operations           (325,819)     (529,634)
        Net cash provided by discontinued operations            -       126,579
                                                      ------------  ------------

          Net cash used in operating activities          (325,819)     (403,055)
                                                      ------------  ------------

Cash flows from investing activities:
  Capital expenditures                                   (357,217)     (324,077)
                                                      ------------  ------------

          Net cash used in investing activities          (357,217)     (324,077)
                                                      ------------  ------------

Cash flows from financing activities:
  Proceeds from notes payable and capital lease
    obligations                                           634,798       702,639
  Proceeds from sale of common stock                      300,600       167,500
  Proceeds from sale of treasury stock                     15,000             -
  Payments on notes payable and capital lease
    obligations                                          (196,678)     (133,403)
  Purchase of treasury stock                              (50,000)            -
                                                      ------------  ------------

          Net cash provided by financing activities       703,720       736,736
                                                      ------------  ------------

Increase in cash and cash equivalents                      20,684         9,604

Cash and cash equivalents, beginning of year                9,604             -
                                                      ------------  ------------

Cash and cash equivalents, end of year                $    30,288   $     9,604
                                                      ============  ============


Supplemental disclosure of cash flow information:
  Cash paid for interest expense                      $   247,199   $   143,430
                                                      ============  ============

  Cash paid for income taxes                          $         -   $         -
                                                      ============  ============


          See accompanying notes to consolidated financial statements.
                                      F-6

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000
                                   __________


                                                            ADDITIONAL    UNISSUED
                                         COMMON STOCK        PAID-IN       COMMON      ACCUMULATED    TREASURY
                                      SHARES      AMOUNT     CAPITAL        STOCK        DEFICIT       STOCK        TOTAL
                                   ------------  --------  ------------  ------------  ------------  ----------  ------------
Balance at September 30, 1999        32,579,877  $ 32,580  $ 5,663,293   $          -  $(6,165,916)  $(150,000)  $  (620,043)

Issuance of common stock for cash       988,889       989      166,511              -            -           -       167,500

Issuance of common stock for
  services                            1,519,500     1,519      198,411              -            -           -       199,930

Notes payable converted to common
  stock                               1,975,693     1,976      233,242              -            -           -       235,218

Issuance of common stock as
  collateral                          2,000,000     2,000       (2,000)             -            -           -             -

Issuance of common stock in set-
  tlement of accrued interest         2,476,252     2,476      321,038              -            -           -       323,514

Net loss                                      -         -            -              -   (2,226,489)          -    (2,226,489)
                                   ------------  --------  ------------  ------------  ------------  ----------  ------------

Balance at September 30, 2000        41,540,211    41,540    6,580,495              -   (8,392,405)   (150,000)   (1,920,370)

Purchase of 1,000,000 shares of
  treasury stock                              -         -            -              -            -     (50,000)      (50,000)

Issuance of treasury shares for
  cash                                        -         -            -              -            -      15,000        15,000

Issuance of common stock for cash,    1,868,911     1,869      108,531              -            -      35,000       145,400
  net of treasury stock of $35,000
  issued for syndication costs

Unissued common stock                         -         -            -        155,200            -           -       155,200


          See accompanying notes to consolidated financial statements.
                                      F-7

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000
                                   __________


                                                          ADDITIONAL     UNISSUED
                                  COMMON STOCK  PAID-IN     COMMON     ACCUMULATED     TREASURY
                                     SHARES      AMOUNT     CAPITAL       STOCK        DEFICIT       STOCK         TOTAL
                                  ------------  --------  -----------  ------------  ------------  ----------  ------------
Issuance of common stock for
  services                           4,304,980     4,305      452,238             -            -           -       456,543

Issuance of common stock for
  employee compensation              2,870,538     2,870      185,862             -            -           -       188,732

Note payable converted to common
  stock                                850,000       850       84,150             -            -           -        85,000

Issuance of common stock in
  settlement of accrued interest     2,021,815     2,022      191,160             -            -           -       193,182

Issuance of common stock in set-
  tlement of accounts payable          877,000       877       85,948             -            -           -        86,825

Net loss                                     -         -            -             -   (1,473,462)          -    (1,473,462)
                                  ------------  --------  -----------  ------------  ------------  ----------  ------------

Balance at September 30, 2001       54,333,455  $ 54,333  $ 7,688,384  $    155,200  $(9,865,867)  $(150,000)  $(2,117,950)
                                  ============  ========  ===========  ============  ============  ==========  ============


          See accompanying notes to consolidated financial statements.
                                      F-8

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


1.   BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ---------------------------------------------------------

     BACKGROUND
     ----------

     Entertainment Technologies & Programs, Inc. ("ETP") and its wholly-owned subsidiaries (the "Company") are engaged in three major areas of operations as follows:

     - Operation of night clubs and other entertainment facilities on United States military bases throughout the world, including the planning, promotion and production of live performances at such facilities.

     - Sale of professional sound and lighting equipment to both the United States military and the non-military consumer markets.

     -    Operation  of  amusement  facilities  and  equipment.

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

     USE  OF  ESTIMATES
     ------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from estimates.

     REVENUE  RECOGNITION
     --------------------

     Revenue is recognized at the time services are performed or when products are shipped.

     CONCENTRATIONS  OF  CREDIT  RISK
     --------------------------------

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


                                    Continued
                                      F-9

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


1.   BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     --------------------------------------------------------------------

     CASH  EQUIVALENTS
     -----------------

     For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

     INVENTORIES
     -----------

     Inventories, consisting primarily of electronic equipment are valued at the lower of cost or market. Cost is determined based upon the first-in, first-out (FIFO) method.

     PROPERTY  AND  EQUIPMENT
     ------------------------

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

     INCOME  TAXES
     -------------

     The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     LOSS  PER  SHARE
     ----------------

     Basic and diluted loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period.

     STOCK-BASED  COMPENSATION
     -------------------------

     The Company accounts for its stock compensation arrangements under the provisions of APB No. 25 "Accounting for Stock Issued to Employees". The Company provides disclosure in accordance with the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation".


                                    Continued
                                      F-10

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


1.   BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     --------------------------------------------------------------------

     IMPAIRMENT  OF  LONG-LIVED  ASSETS
     ----------------------------------

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

     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
     ---------------------------------------

     The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

     COMPREHENSIVE  INCOME
     ---------------------

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

     SEGMENT  INFORMATION
     --------------------

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



                                    Continued
                                      F-11

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


2.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     During the years ended September 30, 2001 and 2000, the Company experienced negative financial results as follows:

                                                  2001          2000
                                              ------------  ------------
         Net loss                             $(1,473,462)  $(2,226,489)

         Negative cash flows from operations     (325,819)     (403,055)

         Negative working capital              (1,964,856)   (5,442,904)

         Accumulated deficit                   (9,865,867)   (8,392,405)

         Stockholders' deficit                 (2,117,950)   (1,920,370)

     In addition to its negative financial results, the Company is also delinquent on payments of principal and accrued interest for a significant portion of its note payable and capital lease obligations. Additionally, at September 30, 2001 and 2000, the Company is in violation of numerous financial and non-financial covenants included in such note payable and capital lease agreements for which waivers have not been obtained. Debt under those agreements has been classified as current in the accompanying financial statements (See Notes 6 and 7) and certain balances could be called by the creditors.

     Management has developed specific current and long-term plans to address its viability as a going concern as follows:

     - During 2001 the Company began a multi-stepped debt reduction plan (the "Plan"). In the first phase of the Plan, the Company agreed to exchange certain of its assets to repay approximately $2,900,000 of long-term debt and accrued interest (See Note 9). In the second phase of the Plan, in December 2001, the Company completed an exchange offer to retire capital lease obligations with a face value of $806,000 in exchange for shares of the Company's common stock (See Note 16). In the third phase of the Plan, management is currently exploring ways to extinguish additional debt in exchange for assets or through issuances of common stock and to concentrate on its core business.

     - During 2001 the Company took steps to restructure its management team and Board of Directors.

     There can be no assurance that the Company will have the ability to implement its business plan and ultimately attain profitability. The Company's long-term viability as a going concern is dependent upon three key factors, as follows:


                                    Continued
                                      F-12

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


2.   GOING  CONCERN  CONSIDERATIONS,  CONTINUED
     ------------------------------------------

     - The Company's ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations in the near term.

     - The ability of the Company to control costs and expand revenues from existing or new businesses.

     - The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.


3.   ACCOUNTS  RECEIVABLE
     --------------------

     Accounts receivable consist primarily of amounts due from U.S. military bases for the purchase of entertainment equipment and services. An allowance for doubtful accounts is provided, when appropriate, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating probable bad debts. Such factors include circumstances with respect to specific accounts receivable, growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. Accounts receivable at September 30, 2001 and 2000 are stated net of an allowance for doubtful accounts of $10,000 and $17,985, respectively.


4.   PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment consisted of the following at September 30, 2001 and 2000:

                                             2001          2000
                                         ------------  ------------
       Land, buildings and improvements  $   497,479   $ 2,539,890
       Club equipment                      2,823,645     2,446,974
       Amusement games                     1,759,201     2,035,259
       Furniture and equipment               322,025       351,702
       Vehicles                               96,164       111,701
                                         ------------  ------------

                                           5,498,514     7,485,526
       Less: accumulated depreciation
         and amortization                 (3,758,359)   (3,591,083)
                                         ------------  ------------

         Property and equipment, net     $ 1,740,155   $ 3,894,443
                                         ============  ============

     Depreciation expense for the years ended September 30, 2000 and 2001 was $557,867 and $731,221, respectively.


                                    Continued
                                      F-13

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


5.   NOTES PAYABLE TO STOCKHOLDERS
     -----------------------------

     The Company periodically obtained loans from stockholders to provide the Company with working capital. Notes payable to stockholders consist of the following at September 30, 2001 and 2000:

                                                   2001       2000
                                                 ---------  ---------
     Promissory note payable to a stockholder
       bearing interest at 12% per year and due
       in full in September 2003.  This note is
       collateralized by certain property and
       equipment of the Company.                 $200,000   $      -

     Promissory note payable to a stockholder
       bearing interest at 20% per year.  This
       note is due in monthly payments of int-
       erest only of $2,265 with the entire
       principal balance due April 2008.  This
       note includes a 20% prepayment penalty
       if repaid prior to April 2006, and is
       uncollateralized.                          170,000     85,000

     Other notes payable to stockholders           15,500          -
                                                 ---------  ---------

                                                  385,500     85,000
          Less current portion                    (15,500)   (85,000)
                                                 ---------  ---------

                                                 $370,000   $      -
                                                 =========  =========

6.   NOTES PAYABLE
     -------------

Notes payable consist of the following at September 30, 2001 and 2000:

                                                       2001      2000
                                                     --------  -------
     Note payable to a bank (the "SBA Loan"),
       bearing interest of 9.5% per year and due
       in monthly payments of $5,928, including
       interest, through December 2016.  This
       note is guaranteed by the United States
       Small Business Administration ("SBA") and
       is collateralized by certain real estate
       and by the personal guarantee of an
       officer/stockholder of the Company.          $500,495  $515,157

     Notes payable to individuals, bearing int-
       erest at various rates up to 12.5% per
       year, with maturities in 2002.  These
       notes are not collateralized.                  43,177   107,045


                                    Continued
                                      F-14

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


6.   NOTES PAYABLE, CONTINUED
     ------------------------

     Notes payable to factoring companies,
       bearing interest at graduated rates based
       upon the collection period for factored
       receivables.                                   214,370       309,797

     Note payable to a bank, bearing interest of
       10.75% per year and due on demand.  This
       note is not collateralized.                     53,750        68,750

     Note payable to a leasing company, due in
       monthly payments of $1,112 through
       September 2004 and collateralized by
       certain equipment.                              37,520        50,253

     Note payable to a financial institution,
       bearing interest of 11.95% per year and
       due in monthly payments of $488, including
       interest, through October 2005.  This note
       is collateralized by a vehicle.                 19,338            -

     Notes payable to investors (the "Investor
       Notes") under private placements handled
       by an investment company.  These notes
       bear interest at stated rates ranging from
       12% to 14% per year and are collateralized
       by substantially all assets of the Company
       (See Note 9).                                        -     2,600,000
                                                    ----------  ------------

                                                     868,650     3,651,002
       Less current portion                          (853,633)   (3,651,002)
                                                    ----------  ------------

                                                    $  15,017   $         -
                                                    ==========  ============

     Following is an analysis of contractual future annual maturities of notes payable for the next five years and in the aggregate:

                                     SBA LOAN
     YEAR ENDING    CONTRACTUAL    RECLASSIFIED
     SEPTEMBER 30,  MATURITIES      TO CURRENT    AS PRESENTED
     -------------  ------------  --------------  -------------
        2002        $    368,500  $     485,133   $     853,633
        2003              21,176        (16,887)          4,289
        2004              23,394        (18,562)          4,832
        2005              25,846        (20,404)          5,442
        2006              22,882        (22,428)            454
     Thereafter          406,852       (406,852)              -
                    ------------  --------------  -------------

                    $    868,650  $           -   $     868,650
                    ============  ==============  =============


                                    Continued
                                      F-15

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


7.   CAPITAL  LEASE  OBLIGATIONS
     ---------------------------

     At various dates during the years ended September 30, 2001 and 2000, the Company entered into sale/leaseback transactions (the "Sale/Leaseback Transactions") for certain equipment used at its amusement facilities. The leases underlying the Sale/Leaseback Transactions were capital leases and, accordingly, the Sale/Leaseback Transactions represented financing arrangements collateralized by amusement facility equipment. The terms of the Sale/Leaseback Transactions generally provided for the Company to receive cash proceeds equal to 100% of the fair value of the equipment at the date of closing (the "Closing Value"). The Company then entered into five year lease agreements with the lessors that require the Company to make monthly payments equal to 1.25% of the Closing Value and a final payment at the end of five years equal to 125% of the Closing Value. Capital lease obligations entered into as a result of the Sale/Leaseback Transactions have a balance of $675,599 at September 30, 2001 and the entire balance is non-current. (The lease obligations related to the Sale/Leaseback Transactions bear interest at an effective rate of approximately 23.5% per year.)

     In December 2001, the Company negotiated exchange agreements (the "Exchange") with substantially all of the lessors that were involved in the Sale/Leaseback Transactions. The Exchange will allow the Company to retire substantially all related capital lease obligations in exchange for shares of the Company's common stock (See Note 16).


                                    Continued
                                      F-16

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


7.   CAPITAL  LEASE  OBLIGATIONS,  CONTINUED
     ---------------------------------------

     During the year ended September 30, 1997, the Company entered into a capital lease agreement (the "1997 Lease") to acquire $700,000 of games for use in its amusement facilities. The Company has not made payments under the 1997 Lease agreement for the past three years due to disputes about the equipment. The 1997 Lease includes certain covenants that require the Company to provide various financial information to the lessor in a timely manner. During the year ended September 30, 2001 and 2000, the Company did not comply with the lease covenants and at September 30, 2001, the Company was past due on required payments under the lease obligation. Such past due payments total $873,924 and include accrued interest expense of $248,619, accrued sales tax expense of $56,875 and principal payments of $568,430. Accordingly, the Company is in default of the lease agreement and the lessor could repossess the amusement games or request payment of past due amounts. If the lessor requested payment of past due amounts and the Company was unable to comply, the lessor's recourse is repossession of the leased amusement games. The Company has not requested or received any waiver of covenant violations and its present financial circumstances prevent the Company from making past due lease payments. The Company is currently discussing settlement options with the lessor.

     Included in property and equipment in the accompanying consolidated balance sheet at September 30, 2001 and 2000 are the following assets held under capital leases:

                                             2001         2000
                                         -----------  -----------
       Amusement games                   $1,449,300   $1,200,000

       Accumulated amortization            (884,999)    (519,999)
                                         -----------  -----------

       Assets under capital leases, net  $  564,301   $  680,001
                                         ===========  ===========

     Minimum lease payments due under capital leases with remaining lease terms of greater than one year and expiration dates subsequent to September 30, 2001 are summarized as follows:


                                    Continued
                                      F-17

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


7.   CAPITAL  LEASE  OBLIGATIONS,  CONTINUED
     ---------------------------------------


         YEAR ENDING
         SEPTEMBER 30,
        --------------
            2002                                 $  682,375
            2003                                    121,920
            2004                                    121,920
            2005                                    410,470
            2006                                    519,820
                                                 ----------

        Total minimum lease payments              1,856,505

        Less amount representing interest           612,476
                                                 ----------

        Present value of minimum lease payments   1,244,029

        Less current portion                        568,430
                                                 ----------
                                                 $  675,599
                                                 ==========

8.   ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES
     --------------------------------------------

     Accounts payable and accrued liabilities consisted of the following at September 30, 2001 and 2000:

                                               2001       2000
                                             --------  ----------
       Accounts payable, trade               $175,683  $  545,803
       Accrued payroll and related taxes      103,536     136,944
       Accrued rent expense                   105,101      79,373
       Accrued interest expense               286,975     353,324
       Sales taxes payable                     61,791      56,493
       Accrued property tax expense            30,999      65,241
       Accrued legal settlement                     -      82,500
       Accrued phase-out period losses of
         discontinued restaurant operations         -      82,832
       Other accrued expenses                 156,187     192,858
                                             --------  ----------

                                             $920,272  $1,595,368
                                             ========  ==========


                                    Continued
                                      F-18

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


9.   DEBT  SETTLEMENT  TRUST  OBLIGATION
     -----------------------------------

     In December 2000, the Company entered into an agreement (the "Trust Agreement") with the holders of the Investor Notes (See Note 6). Under the terms of the Trust Agreement, the Company placed certain of its amusement properties with an appraised value of $2,495,000 (the "Properties) into a trust (the "Trust") that was established to (i) consolidate the ownership interests of the individual holders of the Investor Notes into beneficial interests in the Trust, (ii) liquidate the Properties that were placed into the Trust, and (iii) distribute the proceeds from liquidation of the Properties to the beneficial interests in the Trust. The Trust ultimately seeks to fully retire the Investor Notes plus accrued interest through the date of retirement. At the inception of the Trust, the Investor Notes had a face value of $2,600,000 and accrued interest of $320,487. An extension fee of 10% of the outstanding note balance is due to the beneficial holders quarterly and is to be paid by the Trust. The Company has also agreed to place shares of its restricted common stock and certain other amusement properties into the Trust if the Properties prove insufficient for the purposes of the Trust, which include payment of trust expenses and extension fees.

     Following is an analysis of the debt settlement trust obligation at September 30, 2001:

          Investor Notes to be repaid by the Trust     $2,600,000
          Accrued interest at the date the Trust was      320,487
            established
                                                       -----------
          Liability transferred to the Trust            2,920,487


          Net book value of assets transferred to
            the Trust                                   1,957,949
          Fair market value of common stock
            transferred to the Trust as collateral        108,000
                                                       -----------
          Assets transferred to the Trust               2,065,949

          Net liability after transfer                    854,538
          Common stock of the Company issued for
            accrued interest                             (172,182)
          Extension fees earned by the note holders and
            due to the trust                              195,000
          Other Trust activity                               (923)
                                                       -----------

          Debt settlement trust obligation at
            September 30, 2001                         $  876,433
                                                       ===========


                                    Continued
                                      F-19

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


10.  INCOME  TAXES
     -------------

     The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of September 30, 2001, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $9,900,000 which expire in various tax years through 2021. United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will, in all likelihood, be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

     The composition of deferred tax assets and liabilities and the related tax effects at September 30, 2001 and 2000 are as follows:

                                                 2001         2000
                                            ------------  ------------
       Deferred tax assets:
         Net operating losses               $ 3,372,007   $ 2,986,049
         Other assets basis difference                -        55,827
         Accrued liabilities and reserves        25,335        28,050
         Valuation allowance                 (3,375,840)   (2,989,882)
                                            ------------  ------------

           Total deferred tax assets             21,502        80,044
                                            ------------  ------------

       Deferred tax liabilities:
         Property and equipment                 (21,502)      (80,044)
                                            ------------  ------------

          Total deferred tax liability          (21,502)      (80,044)
                                            ------------  ------------

       Net deferred tax asset (liability)   $         -    $        -
                                            ============  ============

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended September 30, 2001 and 2000 is as follows:


                                    Continued
                                      F-20

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


10.  INCOME  TAXES,  CONTINUED
     -------------------------

                                            2001                2000
                                      ----------------   -----------------
                                        AMOUNT      %      AMOUNT     %_
                                      ----------  -----  ----------  -----
       Benefit for income tax at
         federal statutory rate       $(499,407)  (34)%  $(757,006)  (34)%
       Difference in depreciation        58,542      4     (28,267)    (1)
       Difference in amortization
         of start-up costs                    -      -     (11,601)    (1)
       Difference in recognition
         of accrued expenses                  -      -       6,847      1
       Difference in recognition of
         accrued loss on disposal of
         discontinued operations              -      -    (101,784)    (5)
       Other                            (23,725)    (2)          -      -
       Non-deductible expenses           78,632      6       3,500      -
       Increase in valuation
         allowance                      385,958     26     888,311     40
                                      ----------  -----  ----------  -----

                                      $       -     - %  $       -     - %
                                      ==========  =====  ==========  =====

11.  STOCK  BONUS  PLAN  AND  STOCK  WARRANTS
     ----------------------------------------

     EMPLOYEE STOCK BONUS PLAN
     -------------------------

     Effective March 15, 2001, the Board adopted an Employee Stock Bonus Plan (the "Stock Bonus Plan"). The Stock Bonus Plan provides for the grant of bonus shares to any Company employee, former employee, officer or director to recognize exceptional service and performance beyond the service recognized by the employee's salary. The Board has authorized up to an aggregate of 3,895,538 shares of common stock for issuance as bonus awards under the Stock Bonus Plan. The Stock Bonus Plan is currently administered by the Board. Each grant of bonus shares is in an amount determined by the Board. Since Plan inception to September 30, 2001, 2,870,538 shares have been issued under the Stock Bonus Plan. The Stock Bonus Plan terminates on March 14, 2002.

     STOCK  WARRANTS
     ---------------

     In July 2001, the Company issued warrants to purchase 876,081 shares of the Company's common stock at $0.09 per share as part of the agreement with two consultants assisting in the debt reduction plan Exchange (See Note 2).

     In July 2001, the Company issued warrants to purchase 1,000,000 shares of the Company's common stock at $0.07 per share as an incentive for two individuals to purchase stock.

     No expense related to warrants issued was recognized by the Company in the accompanying statement of operations during the years ended September 30, 2001 or 2000.


                                    Continued
                                      F-21

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


11.  STOCK  BONUS  PLAN  AND  STOCK  WARRANTS,  CONTINUED
     ----------------------------------------------------

     A  summary  of  warrant  activity  is  as  follows:

                                                                  WEIGHTED
                                                                  AVERAGE
                                           NUMBER     EXERCISE    EXERCISE
                                          OF SHARES    PRICE       PRICE
                                          ---------  -----------  ---------
     Balance at September 30, 2000 and
       2001                                       -  $         -  $       -

     Warrants issued in connection with
       the Exchange (See Note 16)           876,081  $      0.09  $    0.09

     Warrants issued in connection with
       sales of common stock              1,000,000  $      0.07  $    0.07
                                          ---------

     Balance at September 30, 2001        1,876,081  $0.07-$0.09  $    0.08
                                          =========

     All outstanding warrants are currently exercisable. A summary of outstanding stock warrants at September 30, 2001 follows:


      NUMBER OF                       REMAINING
     COMMON STOCK                    CONTRACTUAL   EXERCISE
     EQUIVALENTS   EXPIRATION DATE   LIFE (YEARS)   PRICE
     ------------  ----------------  ------------  ---------
          876,081    August 8, 2006           4.9   $    0.09
        1,000,000  December 6, 2002           1.2   $    0.07
     ------------

        1,876,081
     ============

The  Company has elected to apply the disclosure only provisions of Statement of
                                                                    ------------
Financial  Accounting  No.  123,  Accounting for Stock-Based Compensation ("SFAS
-------------------------------------------------------------------------
123") which, if fully adopted by the Company, would change the method the Company applies in recognizing the cost of the Plan. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect those provisions. As a result, the Company continues to apply Accounting Principles Board Opinion No. 25 ("APB 25") and related
-----------------------------------------------
interpretations in accounting for the measurement and recognition of the cost of warrants issued.


                                    Continued
                                      F-22

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


11.  STOCK  BONUS  PLAN  AND  STOCK  WARRANTS,  CONTINUED
     ----------------------------------------------------

     Under SFAS 123, compensation cost is measured at the grant date based on the fair value of the awards and is recognized over the service period, which is usually the vesting period. The fair value of warrants granted during 2001 and 2000 was estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions used to calculate fair value of warrants awarded in 2001 and 2000: (i) average dividend yield of 0.00%; (ii) expected volatility of 80.00%; (iii) expected life of one to six years; and (iv) estimated risk-free interest rate of 5.00%.

     The proforma disclosures as if the Company adopted the cost recognition requirements of SFAS 123 are as follows (in thousands):

                                            2001                       2000
                                --------------------------  --------------------------
                                 AS REPORTED    PROFORMA    AS REPORTED    PROFORMA
                                -------------  -----------  -------------  -----------
     Net Loss                   $     (1,473)  $   (1,555)  $     (2,226)  $   (2,226)
                                =============  ===========  =============  ===========

     Basic and dilutive net
       loss per common share:
       Continuing operations    $      (0.03)  $    (0.03)  $      (0.06)  $    (0.06)
       Discontinued operations             -            -              -            -
                                -------------  -----------  -------------  -----------

         Net loss per common
           share                $      (0.03)  $    (0.03)  $      (0.06)  $    (0.06)
                                =============  ===========  =============  ===========

12.  LEASE  OBLIGATIONS
     ------------------

     The Company has entered into an operating lease for office and retail operations. The lease provides for a renewal option, payment of taxes and utilities by the Company, and increases to rent should certain costs to the landlord increase. Rental expense under operating leases was $88,362 and $100,908 for the years ended September 30, 2001 and 2000, respectively. At September 30, 2001, due to liquidity problems, the Company is delinquent on rent at its former headquarters in the amount of $105,101.

     Minimum lease payments under operating leases with remaining lease terms of greater than one year are summarized as follows:

       2002                                                       $   54,156
       2003                                                           54,156
       2004                                                           36,285


                                    Continued
                                      F-23

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


13.  DISCONTINUED  OPERATIONS
     ------------------------

     On September 15, 1999, the Company adopted a plan to dispose of all restaurant operations. The Company's restaurant operations were conducted through its wholly owned subsidiary, Redfish Management, Inc. ("RMI"). As part of the Company's plan, RMI sought Chapter 11 federal bankruptcy protection in November 1999 and began an effort to sell all assets of RMI. Management completed disposition of RMI's assets in 2000 and recognized a $26,353 loss on the disposition.


14.  CONTINGENCIES
     -------------

     During October 1998, the Company abandoned certain lease space in a shopping mall in Arlington, Texas before the expiration of the lease term. Management abandoned the lease because management believed that the lessor improperly induced the Company to enter the lease through misrepresentations about the ability of the shopping mall to support the amusement services offered by the Company. In January 1999, the lessor filed a lawsuit against the Company seeking damages of $124,727, plus applicable interest and attorney's fees, for breach of lease. During 2000, the case went to mediation and the lessor received a settlement of $135,000. The Company paid $67,500 during 2000 and the remaining balance during 2001.

     The Company is currently a party to certain other litigation arising in the normal course of business. Management believes that such litigation will not have a material impact on the Company.


15.  BUSINESS  SEGMENTS
     ------------------

     During the fiscal year ended September 30, 2001 and 2000, the Company operated primarily in three strategic business units that offer different products and services: Military entertainment services, retail sale of sound and lighting equipment and operation of amusement facilities and equipment. Financial information regarding the other business segments is as follows:


                                    Continued
                                      F-24

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


15.  BUSINESS  SEGMENTS,  CONTINUED
     ------------------------------

                                  MILITARY       RETAIL    AMUSE-
                                ENTERTAINMENT    SALES      MENT     OTHER    TOTAL
                               ---------------  --------  --------  -------  --------
                                                 (AMOUNTS IN THOUSANDS)

     YEAR ENDED SEPTEMBER 30,
     2001:
     Revenues                  $        2,313   $   606   $   429   $    -   $ 3,348
     Income (loss) from op-
       erations                           140      (241)     (541)    (270)     (912)
     Total assets                       1,181       107       859       30     2,177
     Interest expense                      64        49       448        -       561
     Depreciation expense                 274         2       282        -       558
     Capital expenditures                 299         5        53        -       357

     YEAR ENDED SEPTEMBER 30,
       2000:

     Revenues                  $        3,327   $   769   $   722   $    -   $ 4,818
     Income (loss) from op-
       erations                          (109)     (113)     (935)    (278)   (1,435)
     Total assets                       1,060       163     3,128       28     4,379
     Interest expense                      74        18       673        -       765
     Depreciation expense                 357         5       362        7       731
     Capital expenditures                 303         7        14        -       324

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sale prices are market based. The Company evaluates performance based on operating earnings of the respective business units.


16.  SUBSEQUENT  EVENTS
     ------------------

     On December 21, 2001, the Company completed an exchange (the "Exchange") of approximately 10,425,000 shares of the Company's common stock to retire approximately $834,000 of securitized equipment lease obligations. The $0.08 conversion price used in the Exchange was $0.01 greater than the closing market price of the Company's common stock on the date the Exchange was completed and the resulting gain partially offset the extraordinary loss from extinguishment of debt. The following is condensed proforma financial information of the Company, with the balance sheet presented as if the transaction had been completed at September 30, 2001, and the income statement presented as if the transaction had been completed at October 1, 2000:


                                    Continued
                                      F-25

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


16.  SUBSEQUENT  EVENTS,  CONTINUED
     ------------------------------

     CONSOLIDATED  BALANCE  SHEET
     ----------------------------

                                                                          PROFORMA
                                                AS         PROFORMA       ADJUSTED
                                            PRESENTED     ADJUSTMENTS     BALANCE
                                           ------------  -------------  ------------

          ASSETS
          ------
     Current assets                        $   392,979   $          -   $   392,979
     Property and equipment, net             1,740,155              -     1,740,155
     Other assets                               43,800              -        43,800
                                           ------------  -------------  ------------

       Total assets                        $ 2,176,934   $          -   $ 2,176,934
                                           ============  =============  ============


     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

     Current liabilities                   $ 2,342,335   $ (20,000)(a)  $ 2,322,335
     Notes payable to stockholders             385,500              -       385,500
     Notes payable                              15,017              -        15,017
     Capital lease obligations                 675,599    (667,320)(a)        8,279
     Debt settlement trust obligation          876,433              -       876,433
                                           ------------  -------------  ------------

       Total liabilities                     4,294,884       (687,320)    3,607,564

     Stockholders' equity                   (2,117,950)     687,320(a)   (1,430,630)
                                           ------------  -------------  ------------

         Total liabilities and
           stockholders' equity            $ 2,176,934   $          -   $ 2,176,934
                                           ============  =============  ============

     (a) Adjustment to reclassify accrued interest on past due lease payments and the related capital lease obligation to common stock and additional paid-in capital.


                                    Continued
                                      F-26

                   ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


16.  SUBSEQUENT  EVENTS,  CONTINUED
     ------------------------------

     CONSOLIDATED  STATEMENT  OF  OPERATIONS
     ---------------------------------------

                                                                    PROFORMA
                                          AS         PROFORMA       ADJUSTED
                                      PRESENTED     ADJUSTMENTS     BALANCE
                                     ------------  -------------  ------------
     Revenue                         $ 3,348,390   $           -  $ 3,348,390
     Cost of sales and services        2,240,795               -    2,240,795
                                     ------------  -------------  ------------

       Gross margin                    1,107,595               -    1,107,595

     General and administrative
       expenses                        2,020,041               -    2,020,041
                                     ------------  -------------  ------------

       Loss from operations             (912,446)              -     (912,446)

     Interest expense                   (561,016)     153,998(b)     (407,018)
                                     ------------  -------------  ------------

     Loss before extraordinary loss
       on extinguishment of debt      (1,473,462)        153,998   (1,319,464)

     Extraordinary loss on extin-
       guishment of capital lease
       obligations                             -     (35,430)(c)      (35,430)
                                     ------------  -------------  ------------

     Net loss                        $(1,473,462)  $     118,568  $(1,354,894)
                                     ============  =============  ============

     (b) Adjustment to remove interest expense on the securitized lease obligations.

     (c) Adjustment to record the loss on extinguishment of the capital lease obligations. The loss is the result of the acceleration of discount amortization.


17.  NON-CASH  FINANCING  AND  INVESTING  ACTIVITY
     ---------------------------------------------

     During the year ended September 30, 2001 and 2000, the Company engaged in the following non-cash financing and investing activities:

                                                   2001       2000
                                                ----------  --------
     Issued common stock to vendors to satisfy
       accounts payable                         $   86,825  $      -
     Converted notes payable to common stock        85,000   235,218
     Satisfied liability for accrued interest
       through issuance of common stock             82,406         -
     Placed property in the Trust to satisfy
       notes payable                             1,957,949         -