Form 10QSB
period 2001-12-31
ENTERTAINMENT TECHNOLOGIES & PROGRAMS INC
filed 2002-02-19
CIK 922257

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For  the  quarterly  period  ended         December 31, 2001
                                   ---------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from                    to
                                    ----------------     -----------------------

                         Commission File Number 0-23914
--------------------------------------------------------------------------------


                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                          87-0521389
-------------------------------                  -------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

                17300 Saturn Lane, Suite 111, Houston, TX   77058
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (281) 486-6115
--------------------------------------------------------------------------
         (Registrant's  telephone  number,  including  area  code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  YES  XXX   NO            (2)  YES  XXX   NO
          ---       ---                 ---      ---

     As  of  December  31,  2001,  the  Registrant  had  outstanding
68,365,184  shares  of  common  stock,  par  value  $0.001  per  share.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.

                                TABLE OF CONTENTS

              FORM 10-QSB FOR THE QUARTER ENDED DECEMBER 31, 2001


                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements                                          F-1

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 F-13

PART II.  OTHER INFORMATION

     Signature Page                                                         F-16

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.
------    ---------------------




          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES\

                                      __________




              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                   __________

                                                                         PAGE(S)
                                                                         -------

Unaudited Consolidated Condensed Financial Statements:

  Consolidated Condensed Balance Sheet as of
    December 31, 2001 (unaudited) and September 30,
    2001                                                                     F-3

  Unaudited Consolidated Condensed Statement of
    Operations for the three months ended December 31,
    2001 and  2000                                                           F-4

  Unaudited Consolidated Condensed Statement of Cash
    Flows for the three months ended December 31, 2001
    and 2000                                                                 F-5

  Unaudited Consolidated Condensed Statement of
    Stockholders' Deficit for the three months ended
    December 31, 2001                                                        F-6

Selected Notes to Unaudited Consolidated Condensed
  Financial Statements                                                       F-7

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                   __________

                                                     DECEMBER 31,    SEPTEMBER 30,
                                                         2001            2001
        ASSETS                                       (UNAUDITED)        (NOTE)
        ------                                      --------------  ---------------
Current assets:
  Cash and cash equivalents                         $     221,348   $       30,288
  Accounts receivable, net                                397,222          266,334
  Inventory                                                61,074           39,340
  Prepaid expenses                                         92,439           57,017
                                                    --------------  ---------------

    Total current assets                                  772,083          392,979

Property and equipment, net                             1,672,565        1,740,155
Other assets                                               46,802           43,800
                                                    --------------  ---------------

      Total assets                                  $   2,491,450   $    2,176,934
                                                    ==============  ===============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Current portion of notes payable to stockholders  $     132,500   $       15,500
  Current maturities of notes payable                     893,875          853,633
  Current portion of capital lease obligation             568,430          568,430
  Accounts payable and accrued liabilities                812,111          920,272
                                                    --------------  ---------------

    Total current liabilities                           2,406,916        2,357,835

Notes payable to stockholders                             557,500          370,000
Notes payable                                              15,017           15,017
Capital lease obligation                                        -          675,599
Debt settlement trust obligation                          891,435          876,433
                                                    --------------  ---------------

      Total liabilities                                 3,870,868        4,294,884
                                                    --------------  ---------------

Commitments and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 200,000,000
    shares authorized, 68,765,184 and 54,333,455
    shares issued and 68,365,184 and 53,933,455
    shares outstanding at December 31, 2001 and
    September 30, 2001, respectively                       68,765           54,333
  Additional paid-in capital                            8,631,588        7,688,384
  Unissued common stock                                   135,200          155,200
  Accumulated deficit                                 (10,064,971)      (9,865,867)
  Treasury stock: 400,000 shares at cost                 (150,000)        (150,000)
                                                    --------------  ---------------

    Total stockholders' deficit                        (1,379,418)      (2,117,950)
                                                    --------------  ---------------

      Total liabilities and stockholders'
        deficit                                     $   2,491,450   $    2,176,934
                                                    ==============  ===============

Note: The balance sheet at September 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to unaudited consolidated condensed financial statements.

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                   __________

                                               THREE MONTHS    THREE MONTHS
                                                  ENDED           ENDED
                                               DECEMBER 31,    DECEMBER 31,
                                                   2001            2000
                                              --------------  --------------
Total revenue                                 $     850,844   $     740,235

Total cost of sales and services                    516,476         462,513
                                              --------------  --------------

Gross margin                                        334,368         277,722

General and administrative expenses                 360,097         401,281

  Loss from operations                              (25,729)       (123,559)

Other income (expenses):
  Interest expense                                 (109,696)        (58,261)
  Gain on disposal of property and equipment          5,017            -  _
  Severence pay to former employee                  (34,676)
                                              --------------  --------------

    Total other income (expenses), net             (139,355)        (58,261)
                                              --------------  --------------

Net loss before extraordinary loss                 (165,084)       (181,820)

Extraordinary loss on extinguishment of debt        (34,020)           -  _
                                              --------------  --------------

Net loss                                      $    (199,104)  $    (181,820)
                                              ==============  ==============


Basic and diluted net loss per common share   $       (0.00)  $       (0.00)
                                              ==============  ==============

Weighted average shares outstanding              61,433,199      42,123,759
                                              ==============  ==============


     See  notes  to  unaudited  consolidated  condensed  financial  statements.

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                   __________

                                                   THREE MONTHS    THREE MONTHS
                                                      ENDED           ENDED
                                                   DECEMBER 31,    DECEMBER 31,
                                                       2001            2000
                                                  --------------  --------------
Cash flows from operating activities:
  Net loss                                        $    (199,104)  $    (181,820)
  Adjustments to reconcile net loss to net
    cash used in operating activities                    88,452          96,400
                                                  --------------  --------------

      Net cash used in operating activities            (110,652)        (85,420)
                                                  --------------  --------------

Cash flows from investing activities:
  Capital expenditures                                  (21,093)       (110,484)
                                                  --------------  --------------

      Net cash used in investing activities             (21,093)       (110,484)
                                                  --------------  --------------

Cash flows from financing activities:
  Proceeds from sale of common stock                     35,000          71,000
  Proceeds from notes payable                           320,000         115,300
  Payments on notes payable and capital
    lease obligations                                   (32,195)           -  _
                                                  --------------  --------------

      Net cash provided by financing activities         322,805         186,300
                                                  --------------  --------------

Increase (decrease) in cash and cash equivalents        191,060          (9,604)

Cash and cash equivalents, beginning of period           30,288           9,604
                                                  --------------  --------------

Cash and cash equivalents, end of period          $     221,348   $        -  _
                                                  ==============  ==============


      See notes to unaudited consolidated condensed financial statements.

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2001

                                   __________

                                                          ADDITIONAL     UNISSUED
                                        COMMON STOCK        PAID-IN       COMMON       ACCUMULATED    TREASURY
                                     SHARES      AMOUNT     CAPITAL        STOCK         DEFICIT        STOCK        TOTAL
                                  ------------  --------  -----------  -------------  -------------  ----------  ------------
Balance at September 30, 2001       54,333,455  $ 54,333  $ 7,688,384  $    155,200   $ (9,865,867)  $(150,000)  $(2,117,950)

Common stock issued for services       101,750       102        4,986             -              -           -         5,088

Common stock issued for interest        45,000        45        3,555             -              -           -         3,600

Common stock issued for cash           777,779       778       34,222             -              -           -        35,000

Common stock issued for prepaid
  assets                               171,429       171        8,400             -              -           -         8,571

Capital lease obligations con-
  verted to common stock            10,423,133    10,423      719,196             -              -           -       729,619

Common stock issued for rent
  obligation                           150,000       150       11,850             -              -           -        12,000

Issuance of unissued stock             200,000       200       19,800       (20,000)             -           -             -

Common stock issued for trust
  liability                          2,562,638     2,563      141,195             -              -           -       143,758

Net loss for the three months
  ended December 31, 2001                   -         -           -               -       (199,104)          -      (199,104)
                                  ------------  --------  -----------  -------------  -------------  ----------  ------------

Balance at December 31, 2001        68,765,184  $ 68,765  $ 8,631,588  $    135,200   $(10,064,971)  $(150,000)  $(1,379,418)
                                  ============  ========  ===========  =============  =============  ==========  ============


      See notes to unaudited consolidated condensed financial statements.

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   __________

1.   General
     -------

     The unaudited consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Entertainment Technologies & Programs, Inc. and Subsidiaries (the "Company") included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2001. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

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


2.   Background
     ----------

     Entertainment Technologies & Programs, Inc. ("ETP") and its wholly-owned subsidiaries (the "Company") are engaged in three major areas of operations as follows:

- The development, management and operation of entertainment systems within nightclub venues, located on U.S. military bases throughout the world, and the designing, planning, promotion and production of live performances and other entertainment bookings in both the military and the civilian markets.

- The design, installation and retail sale of professional sound and lighting equipment through mail order catalogs, the internet and direct sales targeting the military market through AFNAF purchase agreements and civilian consumer markets.

- The ownership, installation and operation of amusement equipment in company-owned and operated facilities and the design and construction of entertainment facilities.

     The accompanying consolidated condensed financial statements include the accounts and transactions of ETP, along with its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.


                                    Continued
                                      F-7

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   __________


3.   Comprehensive  Income
     ---------------------

     The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity, except those resulting from investments by and distributions to owners. There was no difference between comprehensive loss and net loss for the three months ended December 31, 2001 and 2000.


4.   Income  Taxes
     -------------

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


5.   Business  Segments
     ------------------

     During the three months ended December 31, 2001 and 2000, the Company operated primarily in three strategic business units that offer different products and services: providing military entertainment services, retail sale of sound and lighting equipment and design and operation of amusement facilities and equipment. Financial information regarding business segments is as follows:


                                    Continued
                                      F-8

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   __________


5.   BUSINESS  SEGMENTS,  CONTINUED
     ------------------------------

                          MILITARY       RETAIL
                       ENTERTAINMENT     SALES      AMUSEMENT      TOTAL
                       --------------  ----------  -----------  -----------
THREE MONTHS ENDED
  DECEMBER 31, 2001:

Revenues               $      525,330  $ 209,174   $  116,340   $  850,844
Net income (loss)              61,213        931     (120,053)     (57,909)
Total assets                1,255,292    159,633      330,099    1,745,024


THREE MONTHS ENDED
  DECEMBER 31, 2000:

Revenues               $      591,089  $  54,215   $   94,931   $  740,235
Net income (loss)              50,375    (50,848)     (67,730)     (68,203)
Total assets                  961,249     42,592      743,229    1,747,070

Intersegment receivables and payables have been shown net in total assets for each segment. The Company evaluates performance based on operating earnings of the respective business units.

Following are reconciliations of net income or loss and total assets for reportable segments to the consolidated totals of the Company:

                                              THREE MONTHS ENDED
                                                  DECEMBER 31,
                                               2001         2000
                                           -----------  -----------
Net income or loss
------------------

Total net income or loss for reportable
  segments                                 $  (57,909)  $  (68,203)
Unallocated amounts:
  Corporate management fees charged to
    segments                                   49,051       44,414
  Other corporate expenses                   (156,226)    (158,031)
                                           -----------  -----------

    Total consolidated loss before income
      taxes and extraordinary loss         $ (165,084)  $ (181,820)
                                           ===========  ===========


Assets
------

Total assets for reportable segments       $1,745,024   $1,747,070
Elimination of receivables from corporate
  headquarters                                435,509      221,007
Other unallocated assets                      310,917    2,447,845
                                           -----------  -----------

    Total consolidated assets              $2,491,450   $4,415,922
                                           ===========  ===========


                                    Continued
                                      F-9

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   __________


6.   Debt  Settlement  Trust  Obligation
     -----------------------------------

     In December 2000, the Company entered into an agreement (the "Trust Agreement") with the holders of the Investor Notes. Under the terms of the Trust Agreement, the Company placed certain of its amusement properties with an appraised value of $2,495,000 (the "Properties) into a trust (the "Trust") that was established to (i) consolidate the ownership interests of the individual holders of the Investor Notes into beneficial interests in the Trust, (ii) liquidate the Properties that were placed into the Trust, and (iii) distribute the proceeds from liquidation of the Properties to the beneficial interests in the Trust. The Trust ultimately seeks to fully retire the Investor Notes plus accrued interest through the date of retirement. At the inception of the Trust, the Investor Notes had a face value of $2,600,000 and accrued interest of $320,487. An extension fee of 10% of the outstanding note balance is due to the beneficial holders quarterly and is to be paid by the Trust. The Company has also agreed to place shares of its restricted common stock and certain other amusement properties into the Trust if the Properties prove insufficient for the purposes of the Trust, which include payment of trust expenses and extension fees.

     Following is an analysis of the debt settlement trust obligation at September 30, 2001 and a roll forward of the obligation to December 31, 2001:


                                    Continued
                                      F-10

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   __________


6.   DEBT SETTLEMENT TRUST OBLIGATION, CONTINUED
------------------------------------------------

     Investor notes to be repaid by the Trust           $2,600,000
     Accrued interest at the date the Trust was
       established                                         320,487
                                                        -----------

     Liability transferred to the Trust                  2,920,487

     Net book value of the property transferred
       to the Trust                                      1,957,949
     Fair market value of common stock transferred
       to the Trust as collateral                          108,000
                                                        -----------

     Assets transferred to the Trust                     2,065,949

     Net liability after transfer                          854,538
     Common stock of the Company issued for accrued
       interest                                           (172,182)
     Extension fees earned by the note holders and
       due to the Trust                                    195,000
     Other Trust activity                                     (923)
                                                        -----------

     Debt settlement trust obligation at September 30,
       2001                                                876,433

     Additional expenses of the trust                       93,760

     Extension fees earned by the note holders and
       due to the Trust                                     65,000

     Common stock of the Company issued for collateral
       and payment of trust expenses                      (143,758)
                                                        -----------

     Debt settlement trust obligation at December 31,
       2001                                             $  891,435
                                                        ===========

The Company remains primarily responsible for approximately $3,000,000 of debt to the extent that assets in the Trust are not sufficient to settle the debt. Under terms of the Trust, certain additional assets and shares of the Company's common stock will be used to settle any remaining liability after current Trust assets are liquidated.


                                    Continued
                                      F-11

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   __________

7.   Exchange  Offering
     ------------------

     At various dates during the years ended September 30, 2001 and 2000, the Company entered into sale/leaseback transactions (the "Sale/Leaseback Transactions") for certain equipment used at its amusement facilities. The leases underlying the Sale/Leaseback Transactions were capital leases and, accordingly, the Sale/Leaseback Transactions represented financing arrangements collateralized by amusement facility equipment. The terms of the Sale/Leaseback Transactions generally provided for the Company to receive cash proceeds equal to 100% of the fair value of the equipment at the date of closing (the "Closing Value"). The Company then entered into five year lease agreements with the lessors that require the Company to make monthly payments equal to 1.25% of the Closing Value and a final payment at the end of five years equal to 125% of the Closing Value. Capital lease obligations entered into as a result of the Sale/Leaseback Transactions had a balance of $675,599 at September 30, 2001 and the entire balance was non-current. (The lease obligations related to the Sale/Leaseback Transactions bear interest at an effective rate of approximately 23.5% per year.)

     During this quarter, the Company completed an exchange (the "Exchange") of 10,423,133 shares of the Company's common stock to retire approximately $834,000 of securitized equipment lease obligations with substantially all of the lessors that were involved in the Sale/Leaseback Transactions. The $0.08 conversion price used in the Exchange was $0.01 greater than the closing market price of the Company's common stock on the date the Exchange was completed and the resulting gain partially offset the extraordinary loss from extinguishment of debt.

     The Exchange resulted in a $34,020 loss on extinguishment of the capital lease obligations. The net loss is the result of a $138,251 loss from acceleration of discount amortization offset by a $104,231 gain due to the difference between the conversion price used and the fair market value of the Company's stock on the day the Exchange was completed.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
of  Operations.
--------------

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

     Results  of  Operations
     -----------------------

     Revenues for the quarter ended December 31, 2001 increased by $110,609 from $740,235 for the quarter ended December 31, 2000 to $850,844 for the quarter ended December 31, 2001 primarily due to an increase in retail sales of professional sound and lighting equipment during the quarter ended December 31, 2001.

     General and administrative expenses decreased by $41,184 from $401,281 for the quarter ended December 31, 2000 to $360,097 for the quarter ended December 31, 2001 primarily due to a decrease in salaries and wages for the Company's retail operations.

     Interest expense increased by $51,435 from $58,261 for the quarter ended December 31, 2000 to $109,696 for the quarter ended December 31, 2001. This increase is a result of extension fees recorded as interest on the Company's trust obligation during the quarter ended December 31, 2001.

     Liquidity  and  Capital  Resources
     ----------------------------------

     During the year ended September 30, 2001, the Company experienced negative financial results which have continued during the three months ended December 31, 2001 as follows:

                                           THREE MONTHS
                                               ENDED       YEAR ENDED
                                            DECEMBER 31,  SEPTEMBER 30,
                                               2001            2001
                                          --------------  -------------
     Net loss                             $   (199,104)   $ (1,473,462)

     Negative working capital               (1,634,833)     (1,964,856)

     Negative cash flows from operations      (110,652)       (325,819)

     Accumulated deficit                   (10,064,971)     (9,865,867)

     Stockholders' deficit                  (1,379,418)     (2,117,950)

     In addition to its negative financial results, the Company is also delinquent on payments of principal and accrued interest for a significant portion of its note payable and capital lease obligations. Additionally, at December 31, 2001 and September 30, 2001, the Company is in violation of numerous financial and non-financial covenants included in such notes payable and capital lease agreements for which waivers have not been obtained. Debt under those agreements has been classified as current in the accompanying financial statements and certain balances could be called by the creditors.

     Management has developed specific current and long-term plans to address its viability as a going concern as follows:

     - During 2001 the Company began a multi-stepped debt reduction plan (the "Plan"). In the first phase of the Plan, the Company agreed to exchange certain of its assets to ultimately repay approximately $2,900,000 of long-term debt and accrued interest. In the second phase of the Plan, in December 2001, the Company completed an exchange offer to retire capital lease obligations with a face value of $806,000 in exchange for shares of the Company's common stock. In the third phase of the Plan, management is currently exploring ways to extinguish additional debt in exchange for assets or through issuances of common stock and to concentrate on its core business.

     - During 2001, the company took steps to restructure its management team and board of directors.

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

     As a result of the going concern issues facing the Company, the Company's independent auditors included an emphasis paragraph in their report on the Company's financial statements for the year ended September 30, 2001.

     INFORMATION  REGARDING  AND  FACTORS  AFFECTING  FORWARD LOOKING STATEMENTS
     ---------------------------------------------------------------------------

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

     ENTERTAINMENT  TECHNOLOGIES  &  PROGRAMS,  INC.



Date:     February 8, 2002            By:  /s/  George C. Woods
       ---------------------               ------------------------------
                                           George C. Woods, CEO, Director



Date:     February 8, 2002            By:  /s/  Mark Stutzman
       ---------------------               ------------------------------
                                           Mark E. Stutzman, Director



Date:     February 8, 2002             By:  /s/  Gabriel A. Martin
       ---------------------               ------------------------------
                                            Gabriel A. Martin, Director



Date:     February 8, 2002             By:  /s/  Kevin Regan
       ---------------------               ------------------------------
                                            Kevin P. Regan, Director