Form 10QSB
period 2002-03-31
ENTERTAINMENT TECHNOLOGIES & PROGRAMS INC
filed 2002-05-08
CIK 922257

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     March 31, 2002
                               ------------------------
                                         or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from                    to
                                    ----------------      ----------------------

                         Commission File Number 0-23914
--------------------------------------------------------------------------------

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                           87-0521389
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

            17300 Saturn Lane, Suite 111, Houston, TX  77058
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

                                 (281)  486-6115
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

     As of March 31, 2002, the Registrant had outstanding 71,057,545 shares of common stock, par value $0.001 per share.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                                TABLE OF CONTENTS
                FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2002


                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements                                           F-1

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 F-12

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                             F-14

     Item 6.  Exhibits and Reports on Form 8-K                              F-14

     Signature Page                                                         F-14

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.
------   --------------------





          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

                            ------------------------




              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

        FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS

                                  -----------


                                                                         PAGE(S)
                                                                         -------

Unaudited Consolidated Condensed Financial
  Statements:

  Unaudited Consolidated Condensed Balance Sheet
    as of March 31, 2002 and September 30, 2001                             F-3

  Unaudited Consolidated Condensed Statement of
    Operations for the three months and six months
    ended March 31, 2002 and 2001                                           F-4

  Unaudited Consolidated Condensed Statement of
    Cash Flows for the six months ended March 31,
    2002 and 2001                                                           F-5

  Unaudited Consolidated Condensed Statement of
    Stockholders Deficit for the six months
    ended March 31, 2002                                                    F-6

Notes to Unaudited Consolidated Condensed Financial
  Statements                                                                F-7

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                  -------------


                                                          MARCH 31,
                                                             2002       SEPTEMBER 30,
     ASSETS                                              (UNAUDITED)        2001
     ------                                              ------------  ---------------
Current assets:
  Cash and cash equivalents                              $    66,062   $       30,288
  Accounts receivable, net                                   300,986          266,334
  Inventory                                                  110,341           39,340
  Prepaid expenses                                            78,703           57,017
                                                         ------------  ---------------

    Total current assets                                     556,092          392,979

Property and equipment, net                                  803,414        1,740,155
Assets held for sale                                         897,720                -
Other assets                                                  40,983           43,800
                                                         ------------  ---------------

      Total assets                                       $ 2,298,209   $    2,176,934
                                                         ============  ===============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Current portion of notes payable to stockholder        $   132,500   $       15,500
  Current maturities of notes payable                        896,892          853,633
  Current portion of capital lease obligation                      -          568,430
  Accounts payable and accrued liabilities                   460,929          920,272
                                                         ------------  ---------------

    Total current liabilities                              1,490,321        2,357,835

Notes payable to stockholders, net of current portion        580,875          370,000
Notes payable, net of current portion                        389,442           15,017
Capital lease obligation, net of current portion                   -          675,599
Debt settlement trust obligation                           1,015,194          876,433
                                                         ------------  ---------------

      Total liabilities                                    3,475,832        4,294,884
                                                         ------------  ---------------

Commitments and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 200,000,000 shares
    authorized, 71,457,545 and 54,333,455 shares issued
    and 71,057,545 and 53,933,455 shares outstanding at
    March 31, 2002 and September 30, 2001, respectively       71,457           54,333
  Additional paid-in capital                               8,739,714        7,688,384
  Unissued common stock                                            -          155,200
  Stock subscription receivable                              (10,000)               -
  Accumulated deficit                                     (9,828,794)      (9,865,867)
  Treasury stock: 400,000 shares at cost                    (150,000)        (150,000)
                                                         ------------  ---------------

      Total stockholders deficit                          (1,177,623)      (2,117,950)
                                                         ------------  ---------------

        Total liabilities and stockholders' deficit      $ 2,298,209   $    2,176,934
                                                         ============  ===============


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

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                  -------------


                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  MARCH 31,                  MARCH 31,
                                         --------------------------  --------------------------
                                             2002          2001          2002          2001
                                         ------------  ------------  ------------  ------------
Total revenue                            $   831,242   $   770,370   $ 1,682,086   $ 1,510,605
                                         ------------  ------------  ------------  ------------

Cost of sales and services, excluding
  depreciation and amortization              384,918       377,456       814,694       731,869
Depreciation and amortization                 76,200       124,100       162,900       232,210
                                         ------------  ------------  ------------  ------------

  Total cost of sales and services           461,118       501,566       977,594       964,079
                                         ------------  ------------  ------------  ------------

Gross margin                                 370,124       268,804       704,492       546,526

General and administrative expenses          380,250       457,814       740,347       859,095
                                         ------------  ------------  ------------  ------------

  Loss from operations                       (10,126)     (189,010)      (35,855)     (312,569)
                                         ------------  ------------  ------------  ------------

Other income (expenses):
  Interest expense                          (170,285)      (69,391)     (279,981)     (127,652)
  Gain on disposal of property and
    equipment                                      -             -         5,017             -
  Severance pay to former employee
    and related costs                        (15,500)            -       (50,176)            -
                                         ------------  ------------  ------------  ------------

    Total other income (expenses), net      (185,785)      (69,391)     (325,140)     (127,652)
                                         ------------  ------------  ------------  ------------

Net loss before extraordinary item          (195,911)     (258,401)     (360,995)     (440,221)

Extraordinary gain on extinguishment
  of debt, net                               432,088             -       398,068             -
                                         ------------  ------------  ------------  ------------

Net income (loss)                        $   236,177   $  (258,401)  $    37,073   $  (440,221)
                                         ============  ============  ============  ============

Basic and diluted net loss per
  common share:
  Before extraordinary item              $         -   $     (0.01)  $     (0.01)  $     (0.01)
  Extraordinary item                               -             -          0.01             -
                                         ------------  ------------  ------------  ------------

    Net loss                             $         -   $     (0.01)  $         -   $     (0.01)
                                         ============  ============  ============  ============

Weighted average shares outstanding       70,308,033    45,201,537    65,619,655    43,664,148
                                         ============  ============  ============  ============


                             See accompanying notes.

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                  -------------


                                                      SIX MONTHS ENDED
                                                          MARCH 31,
                                                   -----------------------
                                                      2002        2001
                                                   ----------  -----------
Cash flows from operating activities:
  Net income (loss)                                $  37,071   $ (440,221)
  Adjustments to reconcile net loss to net cash
    used in operating activities                    (234,545)     301,956
                                                   ----------  -----------

      Net cash used in operating activities         (197,474)    (138,265)
                                                   ----------  -----------

Cash flows from investing activities:
  Capital expenditures                              (125,863)    (212,720)
                                                   ----------  -----------

      Net cash used in investing activities         (125,863)    (212,720)
                                                   ----------  -----------

Cash flows from financing activities:
  Increase in book overdrafts                              -       24,541
  Proceeds from sale of common stock                  77,500      153,000
  Proceeds from notes payable                        320,000      183,048
  Payments on notes payable and capital lease
    obligations                                      (38,389)           -
                                                   ----------  -----------

      Net cash provided by financing activities      359,111      360,589
                                                   ----------  -----------

Increase (decrease) in cash and cash equivalents      35,774       (9,604)

Cash and cash equivalents, beginning of period        30,288        9,604
                                                   ----------  -----------

Cash and cash equivalents, end of period           $  66,062   $        -
                                                   ==========  ===========


                             See accompanying notes.

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
      UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                    FOR THE SIX MONTHS ENDED MARCH 31, 2002

                                  -------------


                                                           ADDITIONAL     UNISSUED         STOCK
                                         COMMON STOCK       PAID-IN        COMMON       SUBSCRIPTION   ACCUMULATED    TREASURY
                                      SHARES      AMOUNT    CAPITAL         STOCK        RECEIVABLE      DEFICIT       STOCK
                                   ------------  --------  -----------  --------------  -------------  ------------  ----------
Balance at September 30, 2001        54,333,455  $ 54,333  $ 7,688,384  $     155,200   $          -   $(9,865,867)  $(150,000)

Common stock issued for services        101,750       102        4,986              -              -             -           -

Common stock issued for employee
  compensation                          350,000       350       10,150              -              -             -           -

Common stock issued for interest        270,000       270        9,705              -              -             -           -

Common stock issued for cash          2,527,778     2,528       84,973              -        (10,000)            -           -

Common stock issued for prepaid
  assets                                171,429       171        8,400              -              -             -           -

Capital lease obligations conver-
  ted to common stock                10,423,133    10,423      719,196              -              -             -           -

Common stock issued for rent ob-
  ligation                              150,000       150       11,850              -              -             -           -

Issuance of unissued stock            2,130,000     2,130      153,070       (155,200)             -             -           -

Common stock issued for trust
  liability                           1,000,000     1,000       49,000              -              -             -           -

Net income for the six months
  ended March 31, 2002                        -         -            -              -              -        37,073           -
                                   ------------  --------  -----------  --------------  -------------  ------------  ----------

Balance at March 31, 2002            71,457,545  $ 71,457  $ 8,739,714  $           -   $    (10,000)  $(9,828,794)  $(150,000)
                                   ============  ========  ===========  ==============  =============  ============  ==========


                                      TOTAL
                                   ------------
Balance at September 30, 2001      $(2,117,950)

Common stock issued for services         5,088

Common stock issued for employee
  compensation                          10,500

Common stock issued for interest         9,975

Common stock issued for cash            77,501

Common stock issued for prepaid
  assets                                 8,571

Capital lease obligations conver-
  ted to common stock                  729,619

Common stock issued for rent ob-
  ligation                              12,000

Issuance of unissued stock                   -

Common stock issued for trust
  liability                             50,000

Net income for the six months
  ended March 31, 2002                  37,073
                                   ------------

Balance at March 31, 2002          $(1,177,623)
                                   ============


                             See accompanying notes.

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  -------------


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

     - The ownership of amusement equipment in company-owned and operated facilities.

     The accompanying consolidated condensed financial statements include the accounts and transactions of ETP, along with its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.


3.   COMPREHENSIVE  INCOME
     ---------------------

     The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity, except those resulting from investments by and distributions to owners. There was no difference between comprehensive loss and net loss for the six months ended March 31, 2002 and 2001.


                                    Continued

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  -------------


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

5.   LITIGATION
     ----------

     On February 12, 2002, the Company filed suit against James Douglas Butcher, former Chairman and Chief Executive Officer of the Company to recover an unspecified amount of damages due to Mr. Butcher's alleged violation of a covenant not to compete, breach of fiduciary duty, breach of contract and conversion relating to his employment agreement dated November 10, 1995 and effective as of May 11, 1995. On February 27, 2002, Mr. Butcher filed counterclaims against the Company. The Company intends to vigorously prosecute this matter to a conclusion, though the Company cannot predict with any certainty the eventual outcome of this litigation.

6.   BUSINESS  SEGMENTS
     ------------------

     During the three months ended December 31, 2001 and 2000, the Company operated primarily in three strategic business units that offer different products and services: providing military entertainment services, retail sale of sound and lighting equipment and design and operation of amusement facilities and equipment. Financial information regarding business segments is as follows:

                                      MILITARY       RETAIL
                                    ENTERTAINMENT     SALES      AMUSEMENT      TOTAL
                                    --------------  ----------  -----------  -----------
THREE MONTHS ENDED MARCH 31, 2002:

Revenues                            $      615,124  $ 106,531   $  109,587   $  831,242
Net income (loss) before income
  taxes and extraordinary items             88,732    (12,960)     (10,381)      65,391
Total assets                             1,325,369     74,406      311,205    1,710,980


THREE MONTHS ENDED MARCH 31, 2001:

Revenues                            $      588,777  $  77,514   $  104,079   $  770,370
Net income (loss) before income
  taxes and extraordinary items             57,040    (22,486)    (104,375)     (69,821)
Total assets                             1,080,966   (158,635)   1,074,823    1,997,154


SIX MONTHS ENDED MARCH 31, 2002:

Revenues                            $    1,140,454  $ 315,705   $  225,927   $1,682,086
Net income (loss) before income
  taxes and extraordinary items            149,945    (12,029)     (65,434)      72,482
Total assets                             1,325,369     74,406      311,205    1,710,980


                                    Continued

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  -------------


6.   BUSINESS  SEGMENTS,  CONTINUED
     ------------------------------

SIX MONTHS ENDED MARCH 31, 2001:
Revenues                          $1,179,866  $ 131,729   $  199,010   $1,510,605
Net income (loss) before income
  taxes and extraordinary items      107,415    (73,334)    (172,105)    (138,024)
Total assets                       1,080,966   (158,635)   1,074,823    1,997,154

     Intersegment receivables and payables have been shown net in total assets for each segment. The Company evaluates performance based on operating earnings of the respective business units.

     Following are reconciliations of net income or loss and total assets for reportable segments to the consolidated totals of the Company:

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                        2002        2001
                                                    -----------  -----------

Net income or loss
------------------

Total net income or loss for reportable segments
  before extraordinary gain                         $   65,391   $  (69,821)
Unallocated amounts:
  Corporate management fees charged to segments         46,650       46,457
  Other corporate expenses                            (307,952)    (235,037)
                                                    -----------  -----------

    Total consolidated loss before income taxes
      and extraordinary loss                        $ (195,911)  $ (258,401)
                                                    ===========  ===========

                                                        SIX MONTHS ENDED
                                                            MARCH 31,
                                                        2002        2001
                                                    -----------  -----------
Net income or loss
------------------

Total net income or loss for reportable segments
  before extraordinary gain                         $   72,482   $ (138,024)
Unallocated amounts:
  Corporate management fees charged to segments         95,701       90,871
  Other corporate expenses                            (529,178)    (393,068)
                                                    -----------  -----------

    Total consolidated loss before income taxes
      and extraordinary loss                        $ (360,995)  $ (440,221)
                                                    ===========  ===========


                                                     MARCH 31,    MARCH 31,
                                                       2002         2001
                                                    -----------  -----------
Assets
------

Total assets for reportable segments                $1,710,980   $1,997,154
Elimination of receivables/payables from corporate
  headquarters                                         466,725      332,832
Other unallocated assets                               120,504       15,534
                                                    -----------  -----------

    Total consolidated assets                       $2,298,209   $2,345,520
                                                    ===========  ===========


                                    Continued

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  -------------


7.   DEBT  SETTLEMENT  TRUST  OBLIGATION
     -----------------------------------

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

     Following is an analysis of the debt settlement trust obligation at September 30, 2001 and a roll forward of the obligation to March 31, 2002:

     Investor notes to be repaid by the Trust            $2,600,000
     Accrued interest at the date the Trust was
       established                                          320,487
                                                         -----------

     Liability transferred to the Trust                   2,920,487

     Net book value of the property transferred
       to the Trust                                       1,957,949
     Fair market value of common stock transferred
       to the Trust as collateral                           108,000
                                                         -----------

     Assets transferred to the Trust                      2,065,949

     Net liability after transfer                           854,538
     Common stock of the Company issued for accrued
       interest                                            (172,182)
     Extension fees earned by the note holders and
       due to the Trust                                     195,000
     Other Trust activity                                      (923)
                                                         -----------

     Debt settlement trust obligation at September 30,
      2001                                                  876,433

     Additional expenses of the trust                        93,761
     Extension fees earned by the note holders and
       due to the Trust                                     130,000
     Common stock of the Company issued for collateral      (50,000)
     Cash payment to the Trust                              (35,000)
                                                         -----------

     Debt settlement trust obligation at March 31, 2002  $1,015,194
                                                         ===========


                                    Continued

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  -------------


7.   DEBT  SETTLEMENT  TRUST  OBLIGATION,  CONTINUED
     -----------------------------------------------

     The Company remains primarily responsible for approximately $3,000,000 of debt to the extent that assets in the Trust are not sufficient to settle the debt. Under terms of the Trust, certain additional assets and shares of the Company's common stock will be used to settle any remaining liability after current Trust assets are liquidated.


8.   CAPITAL  LEASE  SETTLEMENT  AGREEMENT
     -------------------------------------

     During the year ended September 30, 1997, the Company entered into a capital lease agreement (the "1997 Lease") to acquire $700,000 of games for use in its amusement facilities. As of February 18, 2002, the Company was approximately $882,088 past due on required payments under the lease obligation. Such past due payments included accrued interest expense of $256,783, accrued sales tax expense of $56,875 and principal payments of $568,430. Effective February 18, 2002, the Company settled all outstanding liabilities owed under the 1997 Lease for a note payable in the amount of $450,000 due in forty-five equal monthly installments. The settlement resulted in an extraordinary gain of $432,088.

     If the Company fails to make any of the scheduled payments under the settlement agreement, the Company will be in default of the settlement agreement. If the default remains uncured for sixteen days after actual notice of default is given to the Company, the Company will be liable for the agreed judgment in case of default of approximately $992,000, less payments already made on the settlement obligation.

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

     RESULTS  OF  OPERATIONS
     -----------------------

     Revenues for the quarter ended March 31, 2002 increased by $60,872 from $770,370 for the quarter ended March 31, 2001 to $831,242 for the quarter ended March 31, 2002 primarily due to an increase in rates charged for military entertainment and an increase in retail sales of professional sound and lighting equipment to the military market during the quarter ended March 31, 2002.

     General and administrative expenses decreased by $77,564 from $457,814 for the quarter ended March 31, 2001 to $380,250 for the quarter ended March 31, 2002 primarily due to a reduction in corporate personnel.

     Interest expense increased by $100,894 from $69,391 for the quarter ended March 31, 2001 to $170,285 for the quarter ended March 31, 2002. This increase is a result of extension fees recorded as interest on the Company's trust obligation during the quarter ended March 31, 2002 and an increase in the average interest rate on outstanding debt.

     LIQUIDITY  AND  CAPITAL  RESOURCES
     ----------------------------------

     During the year ended September 30, 2001, the Company experienced negative financial results which have continued during the six months ended March 31, 2002 as follows:

                                          SIX MONTHS
                                             ENDED        YEAR ENDED
                                           MARCH 31,     SEPTEMBER 30,
                                              2002           2001
                                          ------------  ---------------
     Net loss before extraordinary items  $  (360,995)  $   (1,473,462)

     Negative working capital                (934,229)      (1,964,856)

     Negative cash flows from operations     (197,474)        (325,819)

     Accumulated deficit                   (9,828,794)      (9,865,867)

     Stockholders' deficit                 (1,177,623)      (2,117,950)

     In addition to its negative financial results, the Company is also delinquent on payments of accrued interest for a portion of its notes payable. Additionally, at March 31, 2002 and September 30, 2001, the Company is in violation of certain financial and non-financial covenants included in such notes payable agreements for which waivers have not been obtained. Debt under those agreements has been classified as current in the accompanying financial statements and certain balances could be called by the creditors.

     Management has developed specific current and long-term plans to address its viability as a going concern as follows:

     -    During  2001  the  Company began a multi-step debt reduction plan (the
          "Plan"). In the first phase of the Plan, the Company agreed to exchange certain of its assets to ultimately repay approximately $2,900,000 of long-term debt and accrued interest. In the second phase of the Plan, in December 2001, the Company completed an exchange offer to retire capital lease obligations with a face value of $806,000 in exchange for shares of the Company's common stock. In the third phase of the Plan, the Company settled a portion of its obligation under the 1997 Lease (See Note 8) resulting in a reduction of the Company's obligation and an extraordinary gain of $432,088. In addition to the three phases, management is currently exploring additional ways to extinguish debt in exchange for assets or through issuances of common stock and to concentrate on its core business.

     - During 2002 and 2001, the company took steps to restructure its management team and board of directors.

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

                           PART II.  OTHER INFORMATION


ITEM  1.     LEGAL  PROCEEDINGS
-------      ------------------

     No. 2002 - 08825; Entertainment Technologies & Programs, Inc. vs. James Douglas Butcher, in the District Court of Harris County, Texas; 151st Judicial District.

     On February 12, 2002, the Company filed suit against James Douglas Butcher, former Chairman and Chief Executive Officer of the Company to recover an unspecified amount of damages due to Mr. Butcher's alleged violation of a covenant not to compete, breach of fiduciary duty, breach of contract and conversion relating to his employment agreement dated November 10, 1995 and effective as of May 11, 1995. On February 27, 2002, Mr. Butcher filed counterclaims against the Company. The Company intends to vigorously prosecute this matter to a conclusion, though the Company cannot predict with any certainty the eventual outcome of this litigation.

ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K
-------   -------------------------------------

     (a)  Exhibits

          None

     (b)  Reports  on  Form  8-K

          1.   Report  dated  January  10,  2002

               Events reported include Exchange Offering and Resignation of the Company's Directors.

          2.   Report  dated  March  4,  2002

               Events reported include a settlement agreement with Verizon Capital and a Form of Lawsuit filed against James Douglas Butcher, former Chairman and Chief Executive Officer.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.



Date:      May 6, 2002                    By:  /s/  George C. Woods
       --------------------                  -----------------------------------
                                          George C. Woods, Interim CEO, Director



Date:      May 6, 2002                    By:  /s/  Mark E. Stutzman
       --------------------                  -----------------------------------
                                          Mark E. Stutzman, Director



Date:      May 6, 2002                    By:  /s/  Gabriel A. Martin
       --------------------                  -----------------------------------
                                          Gabriel A. Martin, Director



Date:      May 6, 2002                    By:  /s/  Kevin P. Regan
       --------------------                  -----------------------------------
                                          Kevin P. Regan, Director