Form 10QSB
period 2002-06-30
ENTERTAINMENT TECHNOLOGIES & PROGRAMS INC
filed 2002-08-14
CIK 922257

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For  the  quarterly  period  ended         June  30,  2002
                                   ------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________________

                         Commission File Number 0-23914
--------------------------------------------------------------------------------

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                      87-0521389
   ------------------------------               ------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

       17300 Saturn Lane, Suite 111, Houston, TX               77058
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

     As of June 30, 2002, the Registrant had outstanding 71,260,045 shares of common stock, par value $0.001 per share.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.

                                TABLE OF CONTENTS

                FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2002

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements                                          F-1

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 F-12

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                             F-15

     Item 6.  Exhibits and Reports on Form 8-K                              F-15

Signature Page                                                              F-16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
------   --------------------








          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                                  -----------




              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

        FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                  -----------

                                                                         PAGE(S)
                                                                         -------

Unaudited Consolidated Condensed Financial
  Statements:

  Unaudited Consolidated Condensed Balance Sheet
    as of June 30, 2002 and September 30, 2001                              F-3

  Unaudited Consolidated Condensed Statement of
    Operations for the three months and nine months
    ended June 30, 2002 and 2001                                            F-4

  Unaudited Consolidated Condensed Statement of
    Cash Flows for the nine months ended June 30,
    2002 and 2001                                                           F-5

  Unaudited Consolidated Condensed Statement of
    Stockholders' Deficit for the nine months
    ended June 30, 2002                                                     F-6

Notes to Unaudited Consolidated Condensed Financial
  Statements                                                                F-7

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                  -----------


                                                           JUNE 30,
                                                             2002        SEPTEMBER 30,
     ASSETS                                               (UNAUDITED)        2001
     ------                                              =============  ===============
Current assets:
  Cash and cash equivalents                              $     10,337   $       30,288
  Accounts receivable, net                                    496,224          266,334
  Inventory                                                   119,638           39,340
  Assets held for sale                                        406,939                -
  Prepaid expenses                                             43,758           57,017
                                                         -------------  ---------------

    Total current assets                                    1,076,896          392,979

Property and equipment, net                                   751,387        1,740,155
Assets held for sale                                          493,930                -
Other assets                                                   40,983           43,800
                                                         -------------  ---------------

      Total assets                                       $  2,363,196   $    2,176,934
                                                         =============  ===============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Current portion of notes payable to stockholder        $    288,750   $       15,500
  Current maturities of notes payable                       1,019,935          853,633
  Current portion of capital lease obligation                       -          568,430
  Accounts payable and accrued liabilities                    438,279          920,272
                                                         -------------  ---------------

    Total current liabilities                               1,746,964        2,357,835

Notes payable to stockholders, net of current portion         446,500          370,000
Notes payable, net of current portion                         372,635           15,017
Capital lease obligation, net of current portion                    -          675,599
Debt settlement trust obligation                            1,216,195          876,433
                                                         -------------  ---------------

      Total liabilities                                     3,782,294        4,294,884
                                                         -------------  ---------------

Commitments and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 200,000,000 shares
    authorized, 71,660,045 and 54,333,455 shares issued
    and 71,260,045 and 53,933,455 shares outstanding at
    June 30, 2002 and September 30, 2001, respectively         71,660           54,333
  Additional paid-in capital                                8,745,055        7,688,384
  Unissued common stock                                             -          155,200
  Accumulated deficit                                     (10,085,813)      (9,865,867)
  Treasury stock: 400,000 shares at cost                     (150,000)        (150,000)
                                                         -------------  ---------------

      Total stockholders' deficit                          (1,419,098)      (2,117,950)
                                                         -------------  ---------------

        Total liabilities and stockholders' deficit      $  2,363,196   $    2,176,934
                                                         =============  ===============

Note: The balance sheet at September 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                            See accompanying notes.

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                  -----------

                                           THREE  MONTHS  ENDED         NINE  MONTHS  ENDED
                                                 JUNE  30,                    JUNE  30,
                                         ==========================  ==========================
                                             2002          2001          2002          2001
                                         ============  ============  ============  ============
Total revenue                            $   894,826   $ 1,024,707   $ 2,576,912   $ 2,535,312
                                         ------------  ------------  ------------  ------------

Cost of sales and services, excluding
  depreciation and amortization              440,551       530,953     1,255,245   $ 1,262,822
Depreciation and amortization                 57,330        54,752       220,230       286,962
                                         ------------  ------------  ------------  ------------

  Total cost of sales and services           497,881       585,705     1,475,475     1,549,784
                                         ------------  ------------  ------------  ------------

Gross margin                                 396,945       439,002     1,101,437       985,528

General and administrative
  expenses                                   385,547       353,049     1,125,894     1,212,144
                                         ------------  ------------  ------------  ------------

    Income (loss) from operations             11,398        85,953       (24,457)     (226,616)

Other income (expenses):
  Interest expense                          (158,583)      (73,732)     (438,564)     (201,384)
  Gain on disposal of property and
    equipment                                  4,855             -         9,872             -
  Severance pay to former employee
    and related costs                        (12,160)            -       (62,336)            -
  Impairment of assets placed in
    trust                                   (136,000)            -      (136,000)            -
                                         ------------  ------------  ------------  ------------

    Total other income (expenses), net      (301,888)      (73,732)     (627,028)     (201,384)
                                         ------------  ------------  ------------  ------------

Net income (loss) before extraordin-
  ary items                                 (290,490)       12,221      (651,485)     (428,000)

Extraordinary gains on extinguishment
  of debt, net                                33,471             -       431,539             -
                                         ------------  ------------  ------------  ------------

Net income (loss)                        $  (257,019)  $    12,221   $  (219,946)  $  (428,000)
                                         ============  ============  ============  ============

Basic and diluted net income (loss)
  per common share:
  Before extraordinary items             $      0.00   $      0.00   $     (0.01)  $     (0.01)
  Extraordinary items                           0.00          0.00          0.01          0.00
                                         ------------  ------------  ------------  ------------

    Net income (loss)                    $      0.00   $      0.00          0.00   $     (0.01)
                                         ============  ============  ============  ============

Weighted average shares outstanding       71,126,529    48,310,400    67,455,280    47,245,769
                                         ============  ============  ============  ============



                             See accompanying notes.

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                  -----------


                                                  NINE  MONTHS  ENDED
                                                       JUNE  30,
                                                 ======================
                                                    2002        2001
                                                 ==========  ==========
Cash flows from operating activities:
  Net loss                                       $(219,946)  $(428,000)
  Adjustments to reconcile net loss to net
    cash used in operating activities               66,256     170,778
                                                 ----------  ----------

      Net cash used in operating activities       (153,690)   (257,222)
                                                 ----------  ----------

Cash flows from investing activities:
  Capital expenditures                            (139,665)   (357,374)
                                                 ----------  ----------

      Net cash used in investing activities       (139,665)   (357,374)
                                                 ----------  ----------

Cash flows from financing activities:
  Increase in book overdrafts                            -       6,262
  Proceeds from sale of common stock                78,000     205,400
  Proceeds from notes payable and capital
    lease obligations                              320,000     393,330
  Payments on notes payable and capital
    lease obligations                             (124,596)          -
                                                 ----------  ----------

      Net cash provided by financing activities    273,404     604,992
                                                 ----------  ----------

Decrease in cash and cash equivalents              (19,951)     (9,604)

Cash and cash equivalents, beginning of period      30,288       9,604
                                                 ----------  ----------

Cash and cash equivalents, end of period         $  10,337   $       -
                                                 ==========  ==========


                             See accompanying notes.

                                   ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

                                UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS= DEFICIT

                                              FOR THE NINE MONTHS ENDED JUNE 30, 2002

                                                            __________

                                                       ADDITIONAL   UNISSUED     STOCK
                                      COMMON STOCK      PAID-IN      COMMON   SUBSCRIPTION  ACCUMULATED    TREASURY
                                    SHARES    AMOUNT    CAPITAL      STOCK     RECEIVABLE     DEFICIT       STOCK        TOTAL
                                  ----------  -------  ----------  ----------  ----------  -------------  ----------  ------------
Balance at September 30, 2001     54,333,455  $54,333  $7,688,384  $ 155,200   $        -  $( 9,865,867)  $(150,000)  $(2,117,950)

Common stock issued for services     101,750      102       4,986          -            -             -           -         5,088

Common stock issued for
  employee compensation              532,500      533      15,011          -            -             -           -        15,544

Common stock issued for interest     270,000      270       9,705          -            -             -           -         9,975

Common stock issued for cash       2,547,778    2,548      85,453          -            -             -           -        88,001

Common stock issued for
  prepaid assets                     171,429      171       8,400          -            -             -           -         8,571

Capital lease obligations
  converted to common stock       10,423,133   10,423     719,196          -            -             -           -       729,619

Common stock issued for rent
  obligation                         150,000      150      11,850          -            -             -           -        12,000

Issuance of unissued stock         2,130,000    2,130     153,070   (155,200)           -             -           -             -

Common stock issued for
  trust liability                  1,000,000    1,000      49,000          -            -             -           -        50,000

Net loss for the nine months
  ended June 30, 2002                      -        -           -          -            -      (219,946)          -      (219,946)
                                  ----------  -------  ----------  ----------  ----------  -------------  ----------  ------------

Balance at June 30, 2002          71,660,045  $71,660  $8,745,055  $       -   $        -  $(10,085,813)  $(150,000)  $(1,419,098)
                                  ==========  =======  ==========  ==========  ==========  =============  ==========  ============

                             See accompanying notes.

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                    -------


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

     - The ownership of amusement equipment in company-owned and operated facilities. Management intends to discontinue this business segment.

     The accompanying consolidated condensed financial statements include the accounts and transactions of ETP, along with its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

3.   COMPREHENSIVE  INCOME
     ---------------------

     The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity, except those resulting from investments by and distributions to owners. There was no difference between comprehensive loss and net loss for the nine months ended June 30, 2002 and 2001.


                                    Continued

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  -----------


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

     A  suit  has  been  filed  against  the  Company  by  Vincent  Schappell
     ("Schappell") for the principal amount due of $40,000 resulting from a settlement agreement dated May of 2001 between Schappell and the Company and it is likely that the plaintiff will prevail. The Company has established an accrued liability as of June 30, 2002, to cover the Company's exposure.

     A suit has been filed against the Company and a former employee of the Company alleging sexual harassment. The suit alleges no specific monetary damage and, in the opinion of management and the Company's legal counsel, is without merit.

     The Company is currently a party to certain other litigation arising in the normal course of business. Management believes that such litigation will not have a material impact on the Company.


6.   BUSINESS  SEGMENTS
     ------------------

     During the nine months ended June 30, 2002 and 2001, the Company operated primarily in three strategic business units that offer different products and services: providing military entertainment services, retail sale of sound and lighting equipment and design and operation of amusement facilities and equipment. Financial information regarding business segments is as follows:


                                      MILITARY      RETAIL
                                   ENTERTAINMENT    SALES     AMUSEMENT     TOTAL
                                   ==============  ========  ==========  ==========
THREE MONTHS ENDED JUNE 30, 2002:

Revenues                           $      533,911  $217,680  $  143,235  $  894,826
Net income before income taxes
  and extraordinary items                  38,512    31,084      44,337     113,933
Total assets                            1,398,658   204,578     301,960   1,905,196


                                    Continued

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  -----------

6.   BUSINESS  SEGMENTS,  CONTINUED
     ------------------------------

     THREE MONTHS ENDED JUNE 30, 2001:
     Revenues                          $ 598,565  $327,898   $  98,244   $1,024,707
     Net income (loss) before income
       taxes and extraordinary items      60,449    81,138     (40,858)     100,729
     Total assets                      1,207,680   223,210   1,033,578    2,464,468


     NINE MONTHS ENDED JUNE 30, 2002:

     Revenues                         $1,674,365  $533,385   $ 369,162   $2,576,912
     Net income (loss) before income
       taxes and extraordinary items     188,457    19,055     (21,097)     186,415
     Total assets                      1,398,658   204,578     301,960    1,905,196


     Revenues                         $1,768,431  $459,627   $ 307,254   $2,535,312
     Net income (loss) before income
       taxes and extraordinary items     167,864     7,804    (212,963)     (37,295)
     Total assets                      1,207,680   223,210   1,033,578    2,464,468

     Intersegment receivables and payables have been shown net in total assets for each segment. The Company evaluates performance based on operating earnings of the respective business units.

     Following are reconciliations of net income or loss and total assets for reportable segments to the consolidated totals of the Company:


                                                  THREE  MONTHS  ENDED
                                                         JUNE  30,
                                                    2002       2001
                                                 ==========  =========
Net income or loss
------------------

Total net income for reportable segments before
  extraordinary items                            $ 113,933   $ 100,729
Unallocated amounts:
  Corporate management fees charged to segments     50,075      60,540
  Other corporate expenses                        (318,498)   (149,048)
  Impairment of assets transferred to trust       (136,000)          -
                                                 ----------  ----------

    Total consolidated income (loss) before
      income taxes and extraordinary items       $(290,490)  $  12,221
                                                 ==========  ==========


                                    Continued

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  -----------


6.   BUSINESS  SEGMENTS,  CONTINUED
     ------------------------------

                                                       NINE MONTHS ENDED
                                                            JUNE 30,
                                                       2002         2001
                                                    ===========  ===========
Net income or loss
------------------
Total net income or loss for reportable segments
  before extraordinary items                        $  186,415   $  (37,295)
Unallocated amounts:
  Corporate management fees charged to segments        145,776      151,411
  Other corporate expenses                            (847,676)    (542,116)
  Impairment of assets transferred to trust           (136,000)           -
                                                    -----------  -----------

    Total consolidated loss before income taxes
      and extraordinary items                       $ (651,485)  $ (428,000)
                                                    ===========  ===========


                                                      JUNE 30,     JUNE 30,
                                                        2002         2001
                                                    ===========  ===========
Assets
------

Total assets for reportable segments                $1,905,196   $2,464,468
Elimination of receivables/payables from corporate
  headquarters                                         413,748      257,515
Other unallocated assets                                44,252       78,328
                                                    -----------  -----------

    Total consolidated assets                       $2,363,196   $2,800,311
                                                    ===========  ===========

7.   DEBT  SETTLEMENT  TRUST  OBLIGATION
     -----------------------------------

     In December 2000, the Company entered into an agreement (the "Trust Agreement") with the holders of the Investor Notes. Under the terms of the Trust Agreement, the Company placed certain of its amusement properties with a book value, which approximates the appraised value, of $1,957,949 (the "Properties) into a trust (the "Trust") that was established to (i) consolidate the ownership interests of the individual holders of the Investor Notes into beneficial interests in the Trust, (ii) liquidate the Properties that were placed into the Trust, and (iii) distribute the proceeds from liquidation of the Properties to the beneficial interests in the Trust. In addition to the amusement properties, the Company has placed 2,200,000 shares with a value of $22,000 at June 30, 2002, into the Trust. The Trust ultimately seeks to fully retire the Investor Notes plus accrued interest through the date of retirement. At the inception of the Trust, the Investor Notes had a face value of $2,600,000 and accrued interest of $320,487. An extension fee of 10% of the outstanding note balance is due to the beneficial holders quarterly and is to be paid by the Trust. The Company has also agreed to place shares of its restricted common stock and certain other amusement properties into the Trust if the Properties prove insufficient for the purposes of the Trust, which include payment of trust expenses and extension fees.


                                    Continued

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  -----------


7.   DEBT  SETTLEMENT  TRUST  OBLIGATION,  CONTINUED
     -----------------------------------------------

     Following is an analysis of the debt settlement trust obligation at June 30, 2002:


     Investor notes to be repaid by the Trust                  $2,600,000
     Accrued interest at the date the Trust was established       320,487
                                                               -----------

       Liability transferred to the Trust                       2,920,487
                                                               -----------

     Net book value of the property transferred to the Trust    1,957,949
     Cash transferred in 2002                                      35,000
     Fair market value of common stock transferred to the
       Trust as collateral                                        108,000
     Additional common stock transferred in 2002                   50,000
                                                               -----------

       Assets transferred to the Trust                          2,150,949
                                                               -----------

         Net liability after transfer                             769,538

     Common stock of the Company issued to beneficial holders
       for accrued interest                                      (172,182)
     Extension fees earned by the note holders and due to
       the Trust                                                  390,000
     Impairment of assets placed in Trust                         136,000
     Other Trust activity                                          92,839
                                                               -----------

         Debt settlement trust obligation at June 30, 2002     $1,216,195
                                                               ===========

     The Company remains primarily responsible for approximately $3,000,000 of debt to the extent that assets in the Trust are not sufficient to settle the debt. Under terms of the Trust, certain additional assets and shares of the Company's common stock will be used to settle any remaining liability after current Trust assets are liquidated. The Company is currently in discussions with the Trust to limit its total exposure to Trust liabilities.

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

     RESULTS  OF  OPERATIONS
     -----------------------

     THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001:

     Revenues for the quarter ended June 30, 2002 decreased by $129,881 from $1,024,707 for the quarter ended June 30, 2001 to $894,826 for the quarter ended June 30, 2002. This decrease was primarily due to a reduction in military entertainment revenue and a decrease in retail sales of professional sound and lighting equipment to the military market during the quarter ended June 30, 2002.

     General and administrative expenses increased by $32,498 from $353,049 for the quarter ended June 30, 2001 to $385,547 for the quarter ended June 30, 2002 primarily due to expenses for litigation during the quarter ended June 30, 2002.

     Interest expense increased by $84,851 from $73,732 for the quarter ended June 30, 2001 to $158,583 for the quarter ended June 30, 2002. This increase is a result of extension fees recorded as interest on the Company's trust obligation during the quarter ended June 30, 2002 and an increase in the average interest rate on outstanding debt. The Company is currently in discussions regarding the possible elimination going forward of the annual 10% extension fee.

     Impairment of assets placed into the trust of $136,000 during the nine months ended June 30, 2002 resulted from a decline in the value of the stock placed into the Trust (Note 7).

     NINE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2001:

     Revenues for the nine months ended June 30, 2002 increased by $41,600 from $2,535,312 for the nine months ended June 30, 2001 to $2,576,912 for the nine months ended June 30, 2002. This increase was primarily due to an increase in the first and second quarters of 2002 of retail sales of professional sound and lighting equipment to the military markets and an increase in amusement revenue, and was partially offset by a decline in sales of live entertainment to the military markets.

General and administrative expenses decreased $86,250 from $1,212,144 for the nine months ended June 30, 2001 to $1,125,894 for the nine months ended June 30, 2002. This decrease is primarily a result of a reduction in common stock issued as compensation for services.

     Depreciation expense for the nine months ended June 30, 2002 decreased $66,732 from $286,962 for the nine months ended June 30, 2001 to $220,230 for the nine months ended June 30, 2002. This decrease is due to the movement of certain assets, with a net book value of $900,869, to assets held for sale and elimination of depreciation charges on those assets during the nine months ended June 30, 2002.

     Interest expense increased by $237,180 from $201,384 for the nine months ended June 30, 2001 to $438,564 for the nine months ended June 30, 2002. This increase is a result of extension fees recorded as interest on the Company's trust obligation during the nine months ended June 30, 2002 and an increase in the average interest rate on outstanding debt.

     The severance pay to our former chairman and chief executive officer and related costs of $62,336 during the nine months ended June 30, 2002 related to our former chairman and chief executive officer who was terminated for cause from the Company during the nine months ended June 30, 2002. Impairment of assets placed into the trust during the nine months ended June 30, 2002 resulted from a decline in the value of the stock placed into the Trust (Note 7).

     LIQUIDITY  AND  CAPITAL  RESOURCES
     ----------------------------------

     During the year ended September 30, 2001, the Company experienced negative financial results which have continued during the nine months ended June 30, 2002 as follows:


                                           NINE MONTHS
                                              ENDED        YEAR ENDED
                                            JUNE 30,      SEPTEMBER 30,
                                              2002            2001
                                          =============  ===============
     Net loss before extraordinary items  $   (651,485)  $   (1,473,462)

     Negative working capital                 (670,068)      (1,964,856)

     Negative cash flows from operations      (153,690)        (325,819)

     Accumulated deficit                   (10,085,813)      (9,865,867)

     Stockholders' deficit                  (1,419,098)      (2,117,950)

     In addition to its negative financial results, the Company is also delinquent on payments of accrued interest for a portion of its notes payable. Additionally, at June 30, 2002 and September 30, 2001, the Company is in violation of certain financial and non-financial covenants included in such notes payable agreements for which waivers have not been obtained. Debt under those agreements has been classified as current in the accompanying financial statements and certain balances could be called by the creditors.

     Management has developed specific current and long-term plans to address its viability as a going concern as follows:

     -    During  2001  the  Company began a multi-step debt reduction plan (the
          "Plan"). In the first phase of the Plan, the Company agreed to exchange certain of its assets to ultimately repay approximately $2,900,000 of long-term debt and accrued interest. Currently, the Company is in discussions with the ETPI 2000 Trust to cap its maximum liability and eliminate approximately $260,000 in annual interest expense in the form of the 10% annual extension fee discussed in Footnote 7 of the financial statements included in this quarterly report. In the second phase of the Plan, in December 2001, the Company completed an exchange offer to retire capital lease obligations with a face value of $806,000 in exchange for shares of the Company's common stock. In the third phase of the Plan, the Company settled a portion of its obligation under the 1997 Lease resulting in a reduction of the Company's obligation and an extraordinary gain of $432,088. In addition to the three phases, management is currently exploring additional ways to extinguish debt in exchange for assets or refinance existing debt at lower rates and to concentrate on its core business. Please see General Discussion and Prospective Information below.

     - During 2002 and 2001, the company took steps to restructure its management team and board of directors.

     - The Company plans to discontinue its amusement operating segment to focus on its segments in which the Company believes it possesses core competencies.

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

     GENERAL  DISCUSSION  AND  PROSPECTIVE  INFORMATION
     --------------------------------------------------

     This year has been a continuation of our restructuring efforts under our new management and Board of Directors. We have focused our efforts on our two core businesses: NiteLife Military Entertainment, Inc. ("NiteLife") and Performance Sound & Light, Inc. ("PS&L"). We intend to further expand our products and services for each of these businesses in order to increase the revenues from our primary customer, the Unites States Department of Defense.

     We have made great strides in our organizational and operational restructuring and in rebuilding our reputation with various military bases that had been our customers in prior years. After losing several contracts due to poor performance at several military bases in the Far East in the late 1990's, we have now been invited to submit proposals to several of these bases which, if accepted, would significantly increase NiteLife's sales and, we believe, provide PS&L with additional product sales opportunities. Furthermore, we have made significant in-roads in the provision of our services and product sales to several military bases in Europe, an area long since ignored by our previous management.

     After visits by our new management to several of our large customers in the Far East and at industry trade shows and conventions, we are very encouraged by the revitalized image of our company with our customers, as well as in the prospects for greater sales volume.

     Furthermore, we have begun preliminary investigations into acquiring businesses that provide a strategic fit with our core operations and serve our core military customer. Primarily, these businesses would increase the range of products and services we could provide to our current and new military customers. However, we will only make acquisitions that will be or in the near future would be accretive to our bottom-line profitability. Moreover, our ability to fund such acquisitions is limited and would very likely result in our issuance of either preferred securities or additional debt or a combination of both. Nevertheless, we intend to take such actions prudently and with an abundance of caution.

     Unfortunately, our ability to grow revenues and profitability organically by capitalizing on new NiteLife contract opportunities or bids to our military customers has been hampered by continued non-operational costs and expenses, which we estimated to exceed over $400,000 this year. These costs and expenses have placed a tremendous burden on our financial resources and limited our ability to bid on new business with the military. In addition, we believe that these non-operational costs and expenses, along with our former chairman and chief executive officer's public announcement to sell several million shares of our stock at depressed prices, has severely negatively affected our stock price, which in turn, affects our ability to finance growth.

     Despite the economic impact of the items discussed above and the burden placed on management in dealing with these non-operational issues, we have reduced our net loss for the nine months ended June 30, 2002 by approximately 49%, 71% and 90% for the comparable periods for 2001, 2000 and 1999, respectively. Management felt it was prudent to mention the financial burdens currently faced by the company in order to help our shareholders understand the challenges that exist for management and the Board of Directors. Management and the Board of Directors firmly believes in the immense yet-to-be realized potential of our company and is also fully committed to utilizing all of their efforts and resources in fighting for what it believes to be in the best interest of the shareholders.

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


                           PART II. OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS
-------      ------------------

     No. 773241; Vincent Schappell vs. Entertainment Technologies & Programs, in County Court #3, Harris County, Texas.

     The principal amount due is $40,000 and it is likely that the plaintiff shall prevail. The Company has established an accrued liability as of June 30, 2002, to cover the Company's exposure.

     No. 2002-08825; Entertainment Technologies & Programs, Inc. vs. James Douglas Butcher, in the District Court of Harris County, Texas; 151st Judicial District. See Form 10-QSB filed for the quarterly period ended March 31, 2002.


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
-------      -------------------------------------

     (a)  Exhibits

          Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports  on  Form  8-K

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     ENTERTAINMENT  TECHNOLOGIES  &  PROGRAMS,  INC.



Date:    August 14, 2002                  By:  /s/  George  C.  Woods
     ------------------------------            ----------------------------
                                          George C. Woods, Interim CEO,
                                             CFO and Director



Date:    August 14, 2002                  By:  /s/  Mark  E.  Stutzman
     ------------------------------            ----------------------------
                                          Mark E. Stutzman, Director



Date:    August 14, 2002                  By:  /s/  Gabriel  A.  Martin
     ------------------------------            ----------------------------
                                          Gabriel A. Martin, Director



Date:    August 14, 2002                  By:  /s/  Kevin  P.  Regan
     ------------------------------            ----------------------------
                                          Kevin P. Regan, Director



Date:    August 14, 2002                  By:  /s/  Richard  D.  Gittin
     ------------------------------            ----------------------------
                                          Richard D. Gittin, Director