Form 10KSB
period 2002-09-30
ENTERTAINMENT TECHNOLOGIES & PROGRAMS INC
filed 2003-01-16
CIK 922257

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                   FORM 10-KSB

                       ----------------------------------

(X) Annual report pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2002.

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on December 31, 2002 as reported on the NASDAQ Electronic Bulletin Board, was approximately $498,827. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The  issuer's revenues for the year ended September 30, 2002 totaled $2,949,299.

As of December 31, 2002, Registrant had outstanding shares of Common Stock of 71,260,045.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

        Transitional Small Business Disclosure Format    Yes ( )  No (X)

                  ENTERTAINMENT TECHNOLOGIES AND PROGRAMS, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                               SEPTEMBER 30, 2002


Certain statements contained herein are forward looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward looking statements: the ability of the Company to obtain acceptable forms and amounts of financing to fund future operations; demand for the Company's services; and competitive factors. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.


                                TABLE OF CONTENTS

          CAPTION                                               PAGE
          -------                                               ----
                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS                               4

ITEM 2.   DESCRIPTION OF PROPERTY                               16

ITEM 3.   LEGAL PROCEEDINGS                                     17

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   17

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS                                             18

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                 19

ITEM 7.   FINANCIAL STATEMENTS                                  22

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                 22

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS                      23

ITEM 10.  EXECUTIVE COMPENSATION                                24

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                      25

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       26

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K                     27

                       This Page Intentionally Left Blank

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

OVERVIEW

     We are a 24-year-old entertainment products and service company focused on serving the United States military. We are incorporated in the State of Delaware. Nitelife, Inc., a predecessor company, was incorporated on October 2, 1985 and was formed to provide audio and video entertainment at military bases located in the United States and internationally, to provide mobile musical entertainment, and to operate a music store in San Diego, California. Since our formation, we have expanded both the number of products and services we provide and the markets into which such products and services are distributed. Today, we are strategically positioned as the provider of a comprehensive array of entertainment products and services to both the military and the civilian markets. We are primarily engaged in the design and construction of nightclub facilities in military venues and the provision of entertainment services within these facilities, the retail sale of professional sound and lighting equipment through catalogs and the internet, the installation and operation of amusement gaming equipment, and the promotion and production of live performances.

     We have a unique and dominant market share in the creation and operation of approximately 106 entertainment systems within nightclub venues on 36 U.S. military bases located in the United States, Europe and Asia. The barriers to entry in our business with the military are formidable for any private group attempting to compete in this market. New entrants would require significant time and effort to develop the necessary relationships to become a preferred independent contractor to the government, especially for entertainment venues. We are the only supplier of entertainment services on U.S. military bases worldwide to have been awarded AFNAF (Armed Forces Non Appropriated Fund) contracts and the first service company to be awarded such AFNAF status. AFNAF contracts allow us to obtain business from the various branches of the military without entering into competitive bids, a process typically required of most independent government contractors and service providers. Through our renewable AFNAF contracts and many years of reliable and quality services, we have developed very strong relationships with base commanders and venue coordinators, and have become the leading independent entertainment provider to U.S. military bases. This highly unique advantage has been developed through years of successful interaction with all branches of the Armed Forces in military entertainment venues throughout the world. In addition to military markets, we have the opportunity to exploit our success through expansion into commercial markets, both domestically and internationally, utilizing our valuable experience and developed expertise.

     We  provide  our services through two wholly-owned subsidiaries as follows:

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

HISTORY

     The Music Makers, our predecessor company, was a small mobile music company that provided disc jockey, music, sound and lighting services to Naval military clubs for parties, dances and other special events. The Music Makers was started in 1978 and provided entertainment services to the military bases. The Company secured several Naval contracts to perform with Music Makers on base nightclubs throughout the San Diego, California area. In 1985, The Music Makers was incorporated as Nitelife, Inc. and purchased a San Diego-based retail music store to lower its music and related equipment costs. Nitelife evolved into a successful designer and provider of entertainment services to themed entertainment centers and nightclubs, located exclusively on U.S. military bases. Further, Nitelife developed a unique turnkey equipment installation and entertainment service by securing separate contracts with each individual military customer. These contracts provided for the design, construction and installation of custom entertainment facilities, often with little or no capital expenditure from the military customer. Subsequently, Nitelife provided a full array of entertainment services to these facilities, including club disc jockeys, music videos, club promotions and production of live artist performances.

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

         [GRAPHIC OMITTED]                              [GRAPHIC OMITTED]

NITELIFE MILITARY ENTERTAINMENT, INC.              (AFNAF NPA#:F4199-96-D61)

     Nitelife is engaged in the development, management and operation of approximately 106 entertainment systems within nightclub venues located on 36 U.
S. military bases located in the United States, Europe and Asia. Nitelife is also involved in the designing, planning, promotion, and production of live performances and other entertainment bookings in both the military and the civilian markets. Nightclubs have historically been established on military bases in an attempt to:

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

Growth Plan

     Through our Nitelife division, we have successfully diversified geographically into both domestic and international U.S. military bases located throughout the United States, Europe and Asia. Base locations include all branches of the U.S. Armed Forces. As of September 2002, we had operations in 106 venues on more than 36 bases worldwide. The U.S. operates over 360 military bases worldwide, providing potential for growth within the military. It has been our experience that, with the continued loss of military budget funding, military nightclubs must become self-sufficient or they will be closed. We believe that Nitelife's turnkey nightclub installation and operation program provides an attractive and cost effective solution for military bases that may be experiencing budget reductions, as well as those military bases that are not experiencing such budget constraints.

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

Competition

     Nitelife has developed a unique and dominant market share within the military entertainment industry. It is now embarking upon the utilization of this presence and expertise for expansion into the private sector. Currently, Nitelife is the only company of its type to possess AFNAF contracts with the U.S. military, which creates a significant barrier to entry for other companies that may attempt to penetrate this market. We believe we are significantly more experienced, are more vertically integrated and more developed than any similar company. Other entertainment companies have certain limited joint venture relationships with the military, but most of these are for a single facility, the operation of which reverts back to the military shortly after it is constructed. Nitelife renews its contracts annually for, in most cases, multiple facilities on each base throughout the world, providing us with ongoing, monthly revenue streams. If a base elects for non-renewal of a contract, Nitelife either recovers its equipment from the facility for use in future installations or allows the base to purchase the installed equipment. Nitelife has experienced an average annual renewal rate in excess of 90%, which we believe attests to the satisfaction level the military customers enjoy from us.

Base Locations
                                       UNITED STATES BASES (26)
NAME OF BASE                       BRANCH        VENUES            BASE LOCATION       FIRST CONTRACT
--------------------------------  ---------  ---------------  -----------------------  --------------
San Diego. . . . . . . . . . . .  Naval                    5  San Diego, CA            Oct. 98
Sheppard . . . . . . . . . . . .  Air Force                5  Wichita Falls, TX        Jun. 95
Hickam . . . . . . . . . . . . .  Air Force                3  Honolulu, HI             Jan.94
Randolph . . . . . . . . . . . .  Air Force                3  San Antonio, TX          Jul 96
Miramar. . . . . . . . . . . . .  Marine                   2  San Diego, CA            Jan. 87
China Lake . . . . . . . . . . .  Naval                    2  Ridgecrest, CA           Oct 95
Bangor . . . . . . . . . . . . .  Naval                    2  Silverdale, WA           Dec 90
Maxwell. . . . . . . . . . . . .  Air Force                2  Montgomery, AL           Nov 95
Great Lakes. . . . . . . . . . .  Naval                    2  Chicago, IL              Mar 95
Mayport. . . . . . . . . . . . .  Naval                    3  Jacksonville, FL         Apr 96
Patuxent River . . . . . . . . .  Naval                    3  Lexington Park, MD       Sep 90
Scott. . . . . . . . . . . . . .  Air Force                2  St. Louis, IL            Apr 95
Gunter . . . . . . . . . . . . .  Air Force                1  Montgomery, AL           Jul 95
Travis . . . . . . . . . . . . .  Air Force                2  Fairfield, CA            Apr 97
Whidbey Island . . . . . . . . .  Naval                    2  Oak Harbor, WA           Dec 90
Barksdale. . . . . . . . . . . .  Air Force                2  Shreveport, LA           Feb 99
Beale. . . . . . . . . . . . . .  Air Force                3  Sacramento, CA           Jul 99
Edwards. . . . . . . . . . . . .  Air Force                4  Edwards, CA              Oct 99
Ft. McCoy. . . . . . . . . . . .  Army                     2  Madison, WI              Feb 00
Minot. . . . . . . . . . . . . .  Air Force                2  Minot, ND                May 00
Fort Lewis . . . . . . . . . . .  Army                     3  Seattle, WA              Sep 00
Fallon . . . . . . . . . . . . .  Navy                     1  Fallon, NV               Oct 01
Tyndall. . . . . . . . . . . . .  Air Force                4  Panama City, FL          Oct 01
Bremerton. . . . . . . . . . . .  Navy                     3  Silverdale, WA           Jan 01
Ft. Polk . . . . . . . . . . . .  Army                     1  Ft. Polk, LA             Jul 00
Little Rock. . . . . . . . . . .  Air Force                2  Little Rock, AK          Jan 02
                                             ---------------
TOTAL NUMBER OF U.S. VENUES:                              66
                                             ===============

                                             ASIAN BASES (4)
NAME OF BASE                      BRANCH     VENUES           BASE LOCATION            FIRST CONTRACT
--------------------------------  ---------  ---------------  -----------------------  --------------
Kadena . . . . . . . . . . . . .  Air Force                6  Okinawa City, OKI        Jul 93
Yokota . . . . . . . . . . . . .  Air Force                5  Misawa, Japan            Mar 92
Kunsan . . . . . . . . . . . . .  Air Force                4  Kunsan, Korea            Aug 95
Osan . . . . . . . . . . . . . .  Air Force                5  Seoul, Korea             Jul 93
                                             ---------------
TOTAL NUMBER OF ASIAN VENUES                              20
                                             ===============

                                           EUROPEAN BASES (6)
NAME OF BASE                      BRANCH     VENUES           BASE LOCATION            FIRST CONTRACT
--------------------------------  ---------  ---------------  -----------------------  --------------
Ramstein . . . . . . . . . . . .  Air Force                6  Kaiserslautern, Germany  Jul 94
Mildenhall . . . . . . . . . . .  Air Force                4  Mildenhall, UK           Dec 94
Sigonella. . . . . . . . . . . .  Naval                    2  Catania, Italy           Nov 93
Rhein Main . . . . . . . . . . .  Air Force                2  Frankfurt, Germany       May 96
Sembach. . . . . . . . . . . . .  Air Force                2  Kaiserslautern, Germany  Jul 94
Lakenheath . . . . . . . . . . .  Air Force                4  Lakenheath, UK           Oct 99
                                             ---------------
TOTAL NUMBER OF EUROPEAN VENUES                           20
                                             ===============

      [GRAPHIC OMITTED]                               [GRAPHIC OMITTED]
PERFORMANCE SOUND & LIGHT, INC.                (AFNAF NPA#:  F4199-95-D6012)

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

Growth Plan

     Management intends to grow PS&L primarily through the sales of new products to the military under its existing AFNAF contracts. Currently, PS&L is approved to sell professional sound and light equipment, as well as security video equipment through its AFNAF contact number. To add products under this AFNAF contract number, PS&L must make application to the AFNAF Purchasing Office along with requisite product pricing data. Such application and pricing is reviewed and commented on by the AFNAF Purchasing Office before written approval is granted and notification is sent to on-site military purchasing managers. While management believes that it will be able to receive such approvals for the sale of new products to the military in the future, it can give no assurances at this time that it will be successful in doing so.

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

     In June of 2002, we began actively pursuing the sale of our Pasadena location and currently, are in active conversations with parties for the purchase of this facility and business.


EMPLOYEES

     As of December 31, 2002, we had 20 employees, of which 10 were full time and 10 were employed on a part time basis. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe that our employee relations are good.

                                                       Number of
          Company                                      Employees
          -------                                      ---------
          Entertainment Technologies & Programs, Inc.       2
          Performance Sound & Light, Inc.                   3
          Nitelife Military Entertainment, Inc.             5
          Hero's Family Fun Entertainment, Inc.             10


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

     Some of the information in this Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

     -    discuss our future expectations;

     - contain projections of our future results of operations or of our financial condition; and

     -    state other "forward-looking" information.

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

     Penny stocks are stocks:

          - with a price of less than $5.00 per share unless traded on NASDAQ or a national securities exchange;

     Penny stock are also stocks which are issued by companies with:

          -    net tangible assets of less than:
               - $2.0 million (if the issuer has been in continuous operation for at least three years); or
               - $5.0 million (if in continuous operation for less than three years); or
          - average revenue of less than $6.0 million for the last three years.

IT IS MORE DIFFICULT FOR OUR SHAREHOLDERS TO SELL THEIR SHARES BECAUSE WE ARE NOT, AND MAY NEVER BE, ELIGIBLE FOR NASDAQ OR ANY NATIONAL STOCK EXCHANGE.

     We are not presently, and it is likely that for the foreseeable future we will not be, eligible for inclusion in the NASDAQ National Market System or for listing on any other United States national stock exchange. To be eligible to be included in the NASDAQ National Market System, a company is required to have not less than $4,000,000 in net tangible assets, a public float with a market value of not less than $5,000,000, and a minimum bid of price of $4.00 per share. At the present time, we are unable to state when, if ever, we will meet the NASDAQ National Market System application standards. Unless we are able to increase our net worth and market valuation substantially, either through the accumulation of surplus out of earned income or successful capital raising financing activities, we will never be able to meet the eligibility requirements of the NASDAQ National Market System. As a result, it will be more difficult for holders of our common stock to resell their shares to third parties or otherwise, which could have a material adverse effect on the liquidity and market price of our common stock.

RIGHTS TO ACQUIRE SHARES OF OUR COMMON STOCK WILL RESULT IN DILUTION AND POSSIBLE LOSS OF VALUE TO OTHER HOLDERS OF OUR COMMON STOCK.

     Outstanding warrants and options could adversely affect the terms on which we can obtain additional financing, and the holders of these warrants and options can be expected to exercise these securities at a time when, in all likelihood, we would be able to obtain additional capital by offering shares of common stock on terms more favorable to us than those provided by the exercise of these warrants and options. Holders of the warrants and options will have the opportunity to profit from an increase in the market price of our common stock, with resulting dilution in the interests of the holders of our common stock. As of December 31, 2002, there were issued and outstanding the following warrants and options:

     - warrants held by our directors, officers, employees and affiliates to purchase an aggregate of 500,000 and 876,081 shares of common stock with an exercise price $0.045 and $0.09 per share, respectively.

     - warrants and options held by unaffiliated third parties to purchase an aggregate of 500,000 shares of common stock with an exercise price of $0.045 per share.

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

OUR PRINCIPAL SHAREHOLDERS HAVE EFFECTIVE CONTROL.

     As of December 31, 2002, our executive officers and directors (and their respective affiliates) (collectively, the "Principal Shareholders") beneficially own 3,140,897 shares of common stock or 4.3% of the shares of Common Stock outstanding. The Principal Shareholders, if voting together, have effective voting power to elect a majority of our directors, exercise control over our business, policies and affairs and, in general, determine the outcome of any corporate transaction or other matters submitted to the shareholders for approval (other than with respect to a decision to file a petition on behalf of the Company under Chapter 11 under the Bankruptcy Code), such as any proposed amendment to our certificate of incorporation, the authorization of additional shares of capital stock, and any merger, consolidation, sale of all or substantially all of our assets, and could prevent or cause a change of control of the Company, all of which may adversely affect the Company.

YOU MAY SUFFER ADDITIONAL DILUTION FROM FUTURE ISSUANCE OF OUR COMMON STOCK.

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

ADDITIONAL SHARES ARE ELIGIBLE FOR FUTURE SALE UNDER RULE 144.

     As of December 31, 2002, we estimate that 35,666,254 shares of the our common stock currently outstanding are "restricted securities" which have been outstanding for more than two years and can be sold publicly in compliance with Rule 144 adopted under the Securities Act of 1933 (the "Securities Act"). Holders of restricted securities must comply with the requirements of Rule 144 in order to make a public sale of their shares without violating the Securities Act. In general, under Rule 144 as currently in effect, a person who has beneficially owned restricted securities for at least one year, and persons who may be deemed affiliates of the Company who have beneficially owned restricted securities for at least two years, would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of Common Stock or the average weekly trading volume in the common stock during the four calendar weeks preceding such sale, provided that the Company has filed certain periodic reports with the Securities and Exchange Commission and the sale is made in a "broker's transaction" or in a transaction directly with a "market maker" as those terms are used in Rule 144. A person who is not deemed to have been an affiliate of the Company at any time during the 90 days preceding a sale by such person, and who has beneficially owned restricted shares for at least two years, would be entitled to sell such shares under Rule 144 without regard to the volume limitations and public information and manner of sale requirements described above. No predictions can be made as to the effect, if any, that market sales of such shares, or the availability of such shares for future market sales, will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of our common stock (including shares issued upon the exercise of stock options or warrants), or the perception that such sales could occur, could materially adversely affect the prevailing market price for our common stock and could impair our future ability to raise capital through an offering of equity securities. The possibility that substantial amounts of common stock may be sold in the public market under Rule 144 may adversely effect the prevailing market price for the common stock.


                    RISKS RELATED TO OUR FINANCIAL CONDITION

WE HAVE A RECENT HISTORY OF INCURRING NET LOSSES.

     We have recently experienced substantial net losses. For the years ending September 30, 2002 and 2001, we incurred net losses of $787,632 and $1,473,462, respectively. Although we have implemented a restructuring and turnaround strategy and expect to reduce or eliminate net losses in the near future, there can be no assurance that management will be successful in this endeavor. As a result of going concern issues that we face, our independent auditors included an emphasis paragraph in their report on the Company's financial statements for the year ended September 30, 2002 and 2001 stating that there exists substantial doubt about our ability to continue as a going concern. Furthermore, there can be no guarantee as to our ability to raise sufficient cash through operations, borrowings or issuances of its common stock to meet other obligations of the company that may exist or arise in the future.


OUR FINANCIAL AND OPERATING ACTIVITIES ARE LIMITED BY RESTRICTIONS CONTAINED IN THE TERMS OF OUR FINANCINGS.

     As is customary in similar agreements, covenants in our SBA loan will restrict our subsidiaries' ability to, among other things:

          -    sell  or  transfer  assets;

          -    pay  dividends;

          -    make  certain  investments  or  acquisitions;  and

          -    repurchase  or  redeem  capital  stock.

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

     In addition, there are restrictions on the use of proceeds in our loan agreement with Mr. Martin dated December 19, 2001. These restrictions limit the use of proceeds to marketing, fulfillment of purchase orders or capital expenditures associated with the implementation of our military contracts for Nitelife, PS&L and Hero's operations, with a maximum of $50,000 of the proceeds for use for general corporate purposes by us.

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

WE  ARE  DEPENDENT  ON  THE  SERVICE  OF  KEY  PERSONNEL.

     Our success depends upon the continuing contributions of our executive officers and other key operating personnel, including George C. Woods, our Chief Executive Officer, President and Chief Financial Officer, Robert Carroll, Vice President of Nitelife Military Entertainment, Inc. and Tim B. Hay, Director of Sales and Marketing of Nitelife Military and Performance Sound & Light. The complete or partial loss of their services or the services of other key personnel could adversely affect our business. Although we have entered into employment agreements with Mr. Woods, Mr. Carroll and Mr. Hay, we cannot be certain that we will be able to retain their services during this or any subsequent period. Mr. Woods, Mr. Carroll and Mr. Hay are in good health; however, their retirement, disability or death could have a significant adverse impact on our business.

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

WE MAY NOT BE ABLE TO MANAGE OR INTEGRATE FUTURE ACQUISITIONS.

     The acquisition and successful integration of businesses that provide for synergistic or vertical integration opportunities for Nitelife and PS&L are key elements of our operating strategy. We have experienced significant difficulties through acquisitions made in the past. Management believes problems arising out of such endeavors have been corrected and will continue to consider acquisition opportunities that may arise in the future. These acquisitions could place a future strain on our operations. Our ability to manage future acquisitions will depend on our ability to successfully evaluate investments, monitor operations, control costs, maintain effective quality controls, expand our internal management and technical and accounting systems and integrate acquired businesses into our company. As you evaluate our prospects, you should consider the many risks we will encounter during the process of integrating those businesses that may be acquired in the future, including:

     - the distraction of management's attention from other business concerns;

     - the potential loss of key employees or customers of the acquired businesses; and

     - the potential inability to integrate controls, standards, systems and personnel.

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

ITEM 3.   LEGAL PROCEEDINGS

     1. No. 2001-56974; Market News Alert, Inc. vs. Entertainment Technologies & Programs, Inc., In the District Court of Harris County, Texas; 334th Judicial District

     This case is founded upon an alleged written contract between the parties dated on or about April 25, 2001. The plaintiff alleges that it was employed by Entertainment Technologies & Programs, Inc. as a consultant to disseminate information to the public to at least 1,000,000 potential investors, in a manner to encourage investments in Entertainment Technologies & Programs, Inc. The compensation agreed in the written contract was the payment by Entertainment Technologies & Programs, Inc. to Market News Alert, Inc. of 1,000,000 shares of common stock, restricted pursuant to the provisions of Rule 144. Counsel feels the case has little merit and substantial evidence is available to prove Market News Alert, Inc. failed to fulfill its obligations under the written agreement. Management intends to contest this case vigorously and counsel believes that a favorable outcome is probable.


     2 No. 2002-08825; Entertainment Technologies & Programs, Inc. vs. James Douglas Butcher, in the District Court of Harris County, Texas; 151st Judicial District

     On February 12, 2002, the Company filed suit against James Douglas Butcher, former Chairman and Chief Executive Officer of the Company, to recover an unspecified amount of damages due to Mr. Butcher's alleged violation of a covenant not to compete, breach of fiduciary duty, breach of contract and conversion relating to his employment agreement dated November 10, 1995 and effective as of May 11, 1995. On February 27, 2002, Mr. Butcher filed counterclaims against the Company. The Company intends to vigorously prosecute this matter to a conclusion, though the Company cannot predict with any certainty the eventual outcome of this litigation.

     3. No. 773241; Vincent Schappel vs. Entertainment Technologies & Programs, Inc. in County Court #3, Harris County, Texas

     A suit has been filed against the Company by Vincent Schappell ("Schappell") for the principal amount due of $40,000 resulting from a settlement agreement dated May 2001 between Schappell and the Company and it is likely that the plaintiff will prevail. The Company has established an accrued liability as of September 30, 2002, to cover the Company's exposure. Subsequently, Schappell received a final judgment and the Company has initiated discussions with Mr. Schappell regarding satisfying this judgment.

     4. No. 2002-34587; Candace Walls vs. Marcello Gonzales and Entertainment Technologies & Programs, Inc., in the 269th District Court of Harris County, Texas

     A suit has been filed against the Company and a former employee of the Company alleging sexual harassment. The suit alleges no specific monetary damage and, in the opinion of management and the Company's legal counsel, is without merit.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The Annual Meeting of Stockholders (the "Annual Meeting") of the Company was held at the Galaxy Ballroom of the Holiday Inn located at 1300 Nasa Road One, Houston, Texas 77058, on Thursday, September 26, 2002 at 10:00 AM (CST) for the following purposes:

     (1)  To elect one (1) director.
     (2) To act upon such other business as may properly come before the Annual Meeting.

     Only holders of common stock of record at the close of business on August 26, 2002 were entitled to vote at the Annual Meeting.

     Mr. Richard D. Gittin was elected as a Class I Director.


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

     The sale of "restricted securities" held by members of management and others could also have an adverse effect on any such market. As of December 31, 2002, 71,260,045 shares of our common stock are outstanding, 35,666,254 of which are designated as "restricted securities." Of this amount, substantially all of these "restricted securities" have been held for a sufficient period of time to be sold under Rule 144 of the Securities and Exchange Commission.

     The following table sets forth the reported high and low closing bid quotations for our common stock. The bid prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.


          QUARTER ENDED       HIGH BID  LOW BID
          ------------------  --------  -------
          December 31, 1999       0.24     0.12
          March 31, 2000          0.43     0.12
          June 30, 2000           0.31     0.11
          September 30, 2000      0.23     0.08

          December 29, 2000        .09      .06
          March 30, 2001           .12      .10
          June 29, 2001            .08      .06
          September 28, 2001       .09      .09

          December 28, 2001       .055      .05
          March 29, 2002          .028     .028
          June 28, 2002            .01      .01
          September 30, 2002      .006     .006

          December 31, 2002       .007     .007


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's audited consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in the Company's 10-KSB for the year ended September 30, 2002. Certain statements in the following MD&A are forward looking statements. Words such as "expects," "anticipates," "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     Revenue from the operation of entertainment facilities on United States military bases is recognized at the time services are performed. Revenue from sale of sound, lighting, security and other equipment is recognized at the time products are shipped.

YEAR ENDED SEPTEMBER 30, 2002 COMPARED TO YEAR ENDED SEPTEMBER 30, 2001

     Revenues for the year ended September 30, 2002, increased $29,726 or 1% to $2,949,299 from $2,919,573 for the year ended September 30, 2001. The increase in revenues is primarily the result of increased equipment sales to the military.

     Gross margin for the year ended September 30, 2002, increased $56,618 or 5% to $1,105,528 from $1,048,910 for the year ended September 30, 2001. The increase is primarily the result of installation of sound, lighting and security equipment, which has a higher margin than revenues from entertainment services and product sales.

     General and administrative expenses for the year ended September 30, 2002 decreased $111,656 or 10% to $1,058,566 from $1,170,222 for the year ended September 30, 2001. The decrease is primarily attributable to increased cost controls and the reduction of personnel.

     Interest expense increased $52,466 or 9% to $613,482 for the year ended September 30, 2002 from $561,016 for the year ended September 30, 2001. The increase is primarily due to an increase in financing costs associated with the sale and installation of sound, lighting and security equipment.

LIQUIDITY  AND  CAPITAL  RESOURCES

     During the years ended September 30, 2002 we experienced negative financial results as follows:


     Net loss                             $   (787,632)
     Negative working capital               (1,503,674)
     Negative cash flows from operations      (488,677)
     Accumulated deficit                   (10,653,499)
     Stockholders' deficit                  (1,986,784)

     In addition to its negative financial results, the Company is also delinquent on payments of principal and accrued interest on certain of its notes payable. Additionally, at September 30, 2002, the Company is in violation of financial and non-financial covenants included in such note payable for which waivers have not been obtained. Debt under those agreements has been classified as current in the accompanying financial statements (See Notes 6 and 7) and certain balances could be called by the creditors.

     Management developed specific current and long-term plans to address its viability as a going concern as follows:

     - During 2001 the Company began a multi-stepped debt reduction plan (the "Plan"). In the first phase of the Plan, the Company agreed to exchange certain of its assets to repay approximately $2,900,000 of long-term debt and accrued interest (See Notes 9 and 16). In the second phase of the Plan, in December 2001, the Company completed an exchange offer to retire capital lease obligations with a face value of $806,000 in exchange for shares of the Company's common stock (See
          Note 8). In the third phase of the Plan, the Company settled a portion of its obligation under the 1997 Lease resulting in a reduction of the Company's obligation and an extraordinary gain of $432,088 (See Note
          8). In addition to the three phases, management is currently exploring ways to extinguish additional debt in exchange for assets or through issuances of common stock and to concentrate on its core business.

     - During 2002 and 2001 the Company took steps to restructure its management team and Board of Directors.

     - In 2002, the Company discontinued its amusement operations in order to focus on its segments in which the Company believes it possesses core competencies.

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

DISCONTINUED OPERATIONS

     In January 2002, the Company formalized its plan to offer for sale its amusement operations and assets. Accordingly, results for the Company's amusement operations have been segregated and reported separately as discontinued operations. Subsequent to September 30, 2002 the Company completed the disposition of a significant portion of its amusement operations and assets when it reached an agreement with certain creditors of the Company to accept certain of the Company's amusement assets as part of a broad agreement to settle substantial obligations of the Company. (See Notes 9 and 16) The Company is actively marketing its remaining amusement assets and expects to complete a sale in 2003.

GENERAL DISCUSSION AND PROSPECTIVE INFORMATION

     This year has been a continuation of our restructuring efforts under our new management and Board of Directors. We have focused our efforts on our two core businesses: NiteLife Military Entertainment, Inc. ("NiteLife") and Performance Sound & Light, Inc. ("PS&L"). We intend to further expand our products and services for each of these businesses in order to increase the revenues from our primary customer, the United States Department of Defense.

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

     Unfortunately, our ability to grow revenues and profitability organically by capitalizing on new NiteLife contract opportunities or bids to our military customers has been hampered by continued non-operational costs and expenses, which we estimated to exceed over $400,000 this year. Furthermore, these extraneous costs and expenses have increased the financing costs incurred by PS&L and NiteLife in fulfilling purchase orders and contracts from their clients. Such increased financing costs have further reduced the gross profit margins and profitability from product sales and services. Consequently, these costs and expenses have placed a tremendous burden on our financial resources and limited our ability to bid on new business with the military. In addition, we believe that these non-operational costs and expenses have severely negatively affected our stock price, which in turn, affects our ability to finance growth.

     Despite the economic impact of the items discussed above and the burden placed on management in dealing with these non-operational issues, we have reduced our net loss for the year ended September 30, 2002 by approximately 47% and 34% for the comparable periods for 2001 and 2000, respectively. Management felt it was prudent to mention the financial burdens currently faced by the company in order to help our shareholders understand the challenges that exist for management and the Board of Directors. Management and the Board of Directors firmly believes in the immense yet-to-be realized potential of our company and is also fully committed to utilizing all of their efforts and resources in fighting for what it believes to be in the best interest of the shareholders.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In  July  2001,  the  Financial  Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. Specifically, SFAS No. 141 requires that an intangible asset may be separately recognized only if such an asset meets the contractual-legal criterion or the separability criterion. The implementation of SFAS No. 141 did not have a material impact on the Company's results of operations or financial position because the company has not completed any business combinations or rrecorded any significant intangibles since the release of SFAS No, 141.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and intangible assets with indefinite useful lives are no longer amortized but will be reviewed for impairment annually, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test for goodwill involves a two-step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Intangible assets with finite useful lives will continue to be amortized over their useful lives and will be reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The implementation of SFAS No. 142 at May 10, 2002, the inception date of the Company, did not have a material impact on the Company's results of operations or financial position because the Company has not entered into any transactions that resulted in the recognition of goodwill nor has recognized any significant intangibles.

     In  August  2001,  the  FASB issued SFAS No. 144, which supercedes SFAS No.
121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and certain provisions of APB Opinion No. 30,
"Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to: (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and (ii) the measurement of long-lived assets to be disposed by sale. It provides more guidance on estimating cash flows when performing recoverability tests, requires long-lived assets to be disposed of other than by sale to be classified as held and used until disposal, and establishes more restrictive criteria to classify long-lived assets as held for sale. In addition, SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. However, it retains the basic provisions of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends the reporting of a discontinued operation to a component of an entity. The implementation of SFAS No. 144 at May 10, 2002, the inception date of the Company, did not have a material impact on the Company's results of operations or financial position because the Company does not currently have significant long-lived assets.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. The Company is currently evaluating the adoption date; however the impact of its adoption is not expected to have a significant impact on the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transaction for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. The Company is currently assessing the impact of SFAS No. 148 on its financial ststements and disclosures.

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

                                    PART III

ITEM 9.   DIRECTORS  AND  EXECUTIVE  OFFICERS

     On February 2, 2002, Mr. James D. Butcher resigned from the board of directors. On February 21, 2002, the board of directors elected to classify each director pursuant to the terms of classification as promulgated in Section 15
(b) of our Amended By-Laws. Pursuant to such classification, the board of directors appointed Mr. Mark Stutzman and Mr. George C. Woods as Class II Directors and Mr. Gabriel Albert Martin and Mr. Kevin P. Regan as Class III directors. At the time, one seat was vacant and the board appointed that seat to be a Class I directorship. Subsequently, on May 2, 2002, the Board unanimously approved the appointment of Mr. Richard D. Gittin to fill the vacant Class I directorship. On September 25, 2002, Mr. Mark Stutzman resigned from the board of directors. At this time, this class II directorship remains unfilled. Furthermore, on September 26, 2002, Mr. George Woods was elected permanent Chief Executive Officer.

     The following table sets forth certain information concerning our executive officers and directors:

Name                   Age  Position
---------------------  ---  --------
George C. Woods . . .   44  President, CEO, Chief Financial Officer and Director
Robert N. Carroll . .   46  Vice President, NiteLife Military Entertainment, Inc.
                            Director of Sales and Marketing, NiteLife Military Entertainment,
Timothy B. Hay. . . .   55  Inc. and Performance Sound & Light, Inc.
Richard D. Gittin . .   55  Director; Member of Audit Committee
Kevin P. Regan. . . .   34  Director; Member of Audit Committee
Gabriel Albert Martin   68  Director; Member of Audit Committee

     GEORGE C. WOODS, a Class II Director, President, Chief Executive Officer and Chief Financial Officer, has been with the Company since June 2000. Mr.
Woods was nominated to serve on our board of directors by Mr. Gabriel Albert Martin as one of Mr. Martin's two nominees to our board of directors. Mr. Woods has considerable experience in consolidation transactions, capital formation, IPO's and mergers and acquisitions. Most recently, Mr. Woods was President of Fallright America, L.L.C., where he obtained capital for growth and provided monetization of existing shareholder equity. Prior to joining Fallright, Mr. Woods was a co-founder and principal of WJG Capital, L.L.C., a Houston, Texas based limited liability company dedicated to identifying consolidation opportunities in highly fragmented industries. WJG Capital funded Nationwide Staffing Services, Inc., a consolidation company in the staffing industry. WJG Capital assisted Nationwide with the simultaneous merger of eight founding companies and the filing of its initial public offering registration statement to be listed on the New York Stock Exchange. From 1987 to 1996, Mr. Woods held senior financial and accounting positions at Quality Tubing at which he was the Chief Financial Officer, Vice President-Finance and Administration. From 1982 to 1987, he was the Corporate Controller and Treasurer of Paragon Industries, a privately-owned manufacturing division of the WEDGE Group, Inc. a private company developing consolidations in numerous industries. Mr. Woods is a graduate of the University of Texas with a B.B.A. in Finance and earned an MBA from the University of Houston.

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

     RICHARD D. GITTIN, a Class I Director, was elected by the board of directors in May 2002 to fill the vacancy created by the resignation of a former director, James D. Butcher, in February of 2002. Mr. Gittin currently serves as Principal of Gittin Consulting, which specializes in strategy development, strategic outsourcing and operations development. Lucent Technologies, Visteon Corporation and the United States General Accounting Office are among Mr. Gittin's clients. Prior to Gittin Consulting, Mr. Gittin served as Director of Information Technology for Union Carbide Corporation, where he developed a global information technology strategy and implemented a complete revision of the technology infrastructure. Prior to Union Carbide, Mr. Gittin served as the Director of Information Technology for the United States General Accounting Office in Washington, D.C., Managing Director - Infrastructure Services for Continental Bank, N.A., Director of Communications Systems, Motorola
Incorporated, and Vice President - Marketing, Centel Business Systems, among other information technology and sales and marketing positions for large public companies.

     KEVIN P. REGAN, a Class III Director, was nominated to serve on our board of directors by Mr. Gabriel Albert Martin as one of Mr. Martin's two nominees to our board of directors. Mr. Regan is a co-founder and managing member of Genesis Financial Group, L.L.C., a consultant to us since August of 2000. Mr. Regan has extensive background in analyzing and structuring corporate finance and merger and acquisition transactions for both public and private company clients. His industry experience includes Internet infrastructure (fiber optic and wireless), application service provider, gaming, new media, telecommunications, third-party verification services, software development, and personnel staffing/temporary labor, among many others. In addition to his varied industry experience, Mr. Regan has significant experience in the preparation of public and private offering documentation, as well a standard non-offering related public filings. Mr. Regan has also worked on several merger and acquisition transactions for client companies ranging from single "one-off" transactions to consolidations for both public and private company clients. During his career, Mr. Regan has participated in the consolidations of paging companies, traditional and new media companies, and gaming operations in the secondary and tertiary gaming markets. Mr. Regan's corporate finance experience includes both public and private issuance of preferred stock, common stock, and senior and mezzanine debt securities. Mr. Regan serves on the board of directors of Powers Industrial Group, Inc. and is a graduate of the University of Houston, where he earned a B.S. in Economics.

     GABRIEL ALBERT MARTIN, a Class III director, was recently elected to an open position on the board of directors, pursuant to a financing entered into between an investor group lead by Mr. Martin and the Company earlier this year. Mr. Martin, born in Argentina, has been a successful restaurateur and real estate developer in Houston, Texas for over 40 years. Currently, Mr. Martin serves as President and Director of Gabriel's Inc., which owned and operated the world-renowned Swiss Chalet Restaurant, among many other restaurant establishments. Gabriel's, Inc. also owns several rental properties, develops raw land, and has several interests in oil and gas properties, among other investments. Mr. Martin has served as a Director and Vice President of Magna Flux, Inc., as well as a Director of InterFirst Bank in Houston, Texas.

ITEM 10.  EXECUTIV  COMPENSATION

     The following table sets forth information concerning compensation of the chief executive officer and all other executive officers of the Company whose salary and bonus exceeded $100,000 for services rendered to the Company for the fiscal year ended September 30, 2002.

                           SUMMARY COMPENSATION TABLE

                                  ANNUAL COMPENSATION
                                -----------------------
                                                         OTHER ANNUAL
NAME AND PRINCIPAL POSITION     YEAR  SALARY   BONUS(1)  COMPENSATION
------------------------------  ----  -------  --------  ------------
George C. Woods, President and
Chief Financial Officer. . . .  2002  102,000   700,000      None.

---------------
(1) Mr. Woods received 700,000 shares for a signing bonus in his employment agreement, signed February 28, 2001 and is due an additional 700,000 shares of common stock in fiscal year 2002 and 2003 pursuant to his employment agreement.

STOCK INCENTIVE PLANS

     Employee  Stock  Bonus  Plan.  On  March  15,  2001,  our  board adopted an
     ----------------------------
Employee stock bonus plan. The stock bonus plan provides for the grant of bonus shares to any company employee, former employee, officer or director to recognize exceptional service and performance beyond the service recognized by the employee's salary. While in effect, 1,025,000 shares were issued under this Stock Bonus Plan. This stock bonus plan terminated on March 14, 2002.

     2002  Directors,  Officers,  Employees  and Consultants Stock Option, Stock
     ---------------------------------------------------------------------------
Warrant  and  Stock  Award Plan.   On September 26, 2002, our board of directors
--------------------------------
adopted the 2002 Directors, Officers, Employees and Consultants Stock Option, Stock Warrant and Stock Award Plan (the "Plan"). The Plan provides for the issuance of stock options stock warrants or other forms of stock-based incentives as authorized by the Plan to any company employee, consultant, officer or director. The Plan authorizes up to an aggregate of 7,000,000 shares of common stock for issuance. The Plan is currently administered by the board.

EMPLOYMENT  AGREEMENTS

     Effective June 19, 2000, the Company entered into a three-year employment agreement with George C. Woods. The agreement provides for an annual salary of $102,000, with annual increases and bonuses at the discretion of the Board of Directors. All future increases will be at the discretion of the Board of Directors Compensation Committee. The agreement may be terminated upon death, disability or for "just cause" (as defined therein).

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of December 31, 2002, for (a) each person known by the Company to own beneficially more than 5% of the common stock, (b) each director, (c) each executive officer identified in the compensation table above, and (d) officers and directors of the Company as a group.

                                               NUMBER OF
                                                SHARES
                                             BENEFICIALLY  PERCENTAGE
     NAME OF BENEFICIAL OWNER                   OWNED         OWNED
     --------------------------------------  ------------  -----------

     George C. Woods. . . . . . . . . . . .     1,500,000         2.1%

     Kevin P. Regan (1) . . . . . . . . . .       483,754         0.6%

     Richard D. Gittin. . . . . . . . . . .       350,000         0.5%

     Gabriel Albert Martin (2). . . . . . .       807,143         1.1%
                                             ------------  -----------
     All Officers and Directors as a group.     3,140,897         4.3%
     -----------------------------------------------------------------

---------------
(1) Includes warrants to purchase 438,040 shares of our common stock. The warrant grants the holder the right to acquire our common stock at a price of $0.01 per share. The warrant expires August 8, 2006.

(2) Includes warrants granted to Gabriel Albert Martin, a director of the company, as part of a $15,000 equity financing completed in July 2001. Mr. Martin has the right to acquire up to 500,000 shares of our common stock. The warrant grants the holder the right to acquire each share of our common stock at a price of $0.01 per share. The warrant expires in December 6, 2003.


ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     As of September 30, 2002, there have been no material transactions, series of similar transactions, currently proposed transactions, or a series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer or any security holder who is known to us to own of record or beneficially more than 5% of our common stock or any member of the immediate family of any of the foregoing persons, had a material interest.

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

    On November 8, 2001, we entered into a second loan agreement with Mr. Martin, as trustee, in the amount of $70,000. This loan has a term of 90 days with interest payable in cash at the rate of 12% per year. At the end of the 90-day term, the entire principal and accrued interest will be due and payable. This loan is included under the security and stock pledge agreements previously entered into in conjunction with Mr. Martin's $200,000 loan dated September 5, 2001. On February 8, 2002, Mr. Martin, as trustee, agreed to extend the term of this loan for an additional 30 days, with the option for additional 30-day extensions and his discretion.

     On December 19, 2001, we entered into a third loan agreement with Mr. Martin, in the amount of $250,000. This loan has a term of 18 months with interest payable quarterly in cash at the rate of 16% per year. The principal, also payable quarterly, is amortized over 48 months with a balloon payment in the amount of $156,250 due and payable upon maturity of the loan. This loan is also included under the security and stock pledge agreements previously entered into in conjunction with Mr. Martin's $200,000 loan. In consideration for this loan, Mr. Martin received the right to nominate one additional member to our board of directors. Additionally, the loan agreement contains certain provisions regarding the acceleration of repayment of this loan including, but not limited to, changes in executive management, the board of directors, and the receipt of cash proceeds from debt or equity financing in an amount greater than $1,000,000. With this loan, Mr. Martin now has the right to nominate 3 out of 5 members in total to our board of directors.

     In April 2001, Jack D. Nolan, formerly a member of our board of directors and our General Counsel, made a loan to us in the amount of $20,000. We repaid this loan was in whole on December 26, 2001.


ITEM 13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  Financial Statements                                                F-1

     Report of Independent Accountants                                   F-3

     Consolidated Financial Statements:

     Consolidated Balance Sheet as of September 30, 2002                 F-4

     Consolidated Statements of Operations for the years ended
             September 30, 2002 and 2001                                 F-5

     Consolidated Statements of Cash Flows for the years ended
             September 30, 2002 and 2001                                 F-6

     Consolidated Statements of Stockholders' Deficit for the
             years ended September 30, 2002 and 2001                     F-7

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

                                     ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.

                                     /s/ George C. Woods
                                     -----------------------------------------
                                     By:  George C. Woods
                                     President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                CAPACITY                      DATE
-------------------------  ------------------------------------  ----------------

/s/ George C. Woods        President, Chief Executive Officer,   January 14, 2003
-------------------------  Chief Financial Officer and Director
George C. Woods

/s/Richard D. Gittin       Director                              January 14, 2003
-------------------------
Richard D. Gittin

/s/ Gabriel Albert Martin  Director                              January 14, 2003
-------------------------
Gabriel Albert Martin

/s/Kevin P. Regan          Director                              January 14, 2003
-------------------------
Kevin P. Regan

I, George C. Woods, certify that:

1. I have reviewed this annual report on Form 10-KSB of Entertainment Technologies & Programs, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  January 13, 2003                            /S/ GEORGE C. WOODS
                                              ------------------------------
                                                      George C. Woods
                                                   President and Chief
                                                    Executive Officer

I,  George  C.  Woods,  certify  that:

1. I have reviewed this annual report on Form 10-KSB of Entertainment Technologies & Programs, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                                   /S/ GEORGE C. WOODS
                                              ------------------------------
                                                      George C. Woods
Date:  January 13, 2003                           Chief Financial Officer

                   ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                                   __________



                        CONSOLIDATED FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                 for the years ended September 30, 2002 and 2001

                   ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                                TABLE OF CONTENTS
                                   __________


                                                                         PAGE(S)
                                                                         -------
Report of Independent Accountants                                          F-3

Consolidated Financial Statements:

  Consolidated Balance Sheet as of September 30,
    2002                                                                   F-4

  Consolidated Statements of Operations for the
    years ended September 30, 2002 and 2001                                F-5

  Consolidated Statements of Cash Flows for the
    years ended September 30, 2002 and 2001                                F-6

  Consolidated Statements of Stockholders' Deficit
    for the years ended September 30, 2002 and 2001                        F-7

Notes to Consolidated Financial Statements                                 F-9

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------



To the Board of Directors and Stockholders of Entertainment Technologies & Programs, Inc.

We have audited the accompanying consolidated balance sheet of Entertainment Technologies & Programs, Inc. and its subsidiaries (collectively, the "Company") as of September 30, 2002, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Entertainment Technologies & Programs, Inc. and subsidiaries as of September 30, 2002, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and at September 30, 2002 is in a negative working capital position and stockholders' deficit position. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 2 and 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                           /s/ Ham, Langston & Brezina, L.L.P.



Houston, Texas
December 20, 2002

                   ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   __________

     ASSETS
     ------

Current assets:
  Cash and cash equivalents                            $     34,558
  Accounts receivable, net                                  465,777
  Inventory                                                 114,758
  Prepaid expenses                                           32,913
                                                       -------------

    Total current assets                                    648,006

Property and equipment, net                                 709,800
Assets held for sale                                      2,858,816
Other assets                                                 36,428
                                                       -------------

      Total assets                                     $  4,253,050
                                                       =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Current portion of notes payable to stockholders     $    532,625
  Current portion of notes payable and long-term debt     1,022,800
  Current portion of capital lease obligations               55,418
  Accounts payable and accrued liabilities                  540,837
                                                       -------------

    Total current liabilities                             2,151,680

Notes payable to stockholders                               283,500
Notes payable and long-term debt                            272,364
Capital lease obligation                                     87,447
Debt settlement trust obligation                          3,444,843
                                                       -------------

      Total liabilities                                   6,239,834
                                                       -------------

Commitments and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 200,000,000 shares
    authorized, 71,660,045 shares issued and
    71,260,045 shares outstanding                            71,660
  Additional paid-in capital                              8,745,055
  Accumulated deficit                                   (10,653,499)
  Treasury stock, 400,000 shares at cost                   (150,000)
                                                       -------------

      Total stockholders' deficit                        (1,986,784)
                                                       -------------

        Total liabilities and stockholders' deficit    $  4,253,050
                                                       =============


          See accompanying notes to consolidated financial statements.

                   ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001
                                    __________


                                                           2002         2001
                                                       ------------  ------------
Revenue:
  Entertainment services                               $ 2,200,586   $ 2,313,856
  Equipment sales                                          748,713       605,717
                                                       ------------  ------------

    Total revenue                                        2,949,299     2,919,573
                                                       ------------  ------------

Cost of sales and services:
  Entertainment services                                 1,358,276     1,468,005
  Equipment sales                                          485,495       402,658
                                                       ------------  ------------

    Total cost of sales and services                     1,843,771     1,870,663
                                                       ------------  ------------

Gross margin                                             1,105,528     1,048,910

General and administrative expenses                      1,058,566     1,170,222

Depreciation and amortization                              252,178       267,593
                                                       ------------  ------------

  Loss from operations                                    (205,216)     (388,905)

Other expenses:
  Interest expense, including interest expense on the
    debt settlement trust obligation of $260,000 and
    $243,813 for the years ended September 30, 2002
    and 2001, respectively                                 613,482       561,016
  Loss on securities transferred to debt settlement
    trust                                                  136,000             -
  Severance pay to former employee and related costs        97,336             -
                                                       ------------  ------------

    Total other expenses                                   846,818       561,016
                                                       ------------  ------------

Loss from continuing operations                         (1,052,034)     (949,921)

Loss from operation of discontinued
    amusement segment                                     (133,666)     (523,541)
                                                       ------------  ------------

Net loss before extraordinary item                      (1,185,700)   (1,473,462)

Extraordinary gain on extinguishment of debt               398,068             -
                                                       ------------  ------------

Net loss                                               $  (787,632)  $(1,473,462)
                                                       ============  ============

Basic and diluted net loss per common share:
  Continuing operations                                $     (0.01)  $     (0.02)
  Discontinued operations                                     0.00         (0.01)
  Extraordinary item                                          0.00          0.00
                                                       ------------  ------------

    Net loss                                           $     (0.01)  $     (0.03)
                                                       ============  ============

Weighted average shares outstanding                     68,414,289    47,755,506
                                                       ============  ============


          See accompanying notes to consolidated financial statements.

                       ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001
                                       __________

                                                                   2002         2001
                                                                ----------  ------------
Cash flows from operating activities:
  Net loss                                                      $(787,632)  $(1,473,462)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Loss on operation of discontinued amusement
      segment                                                     133,666       523,541
    Loss on securities transferred to debt settlement
      trust                                                       136,000             -
    Depreciation and amortization                                 252,178       267,593
    Provision for doubtful accounts                                     -        10,000
    Extraordinary item-gain on extinguishment of debt            (398,068)            -
    Common stock issued for services                                5,088       456,542
    Common stock issued for interest expense                        9,975             -
    Common stock issued for employee compensation                  15,544       188,732
    Changes in operating assets and liabilities:
      Accounts receivable                                        (199,443)       24,019
      Inventory                                                   (75,418)       53,389
      Prepaid assets                                               24,104        (2,807)
      Other assets                                                  7,372       (15,709)
      Accounts payable and accrued liabilities, including
        trust obligation                                          561,091      (235,167)
                                                                ----------  ------------

        Net cash used in continuing operations                   (315,543)      (92,552)
        Net cash used in discontinued operations                  (23,666)     (233,267)
                                                                ----------  ------------

          Net cash used in operating activities                  (339,209)     (325,819)
                                                                ----------  ------------

Cash flows from investing activities:
  Capital expenditures                                           (125,284)     (357,217)
                                                                ----------  ------------

        Net cash used in continuing operations                   (102,463)     (340,609)
        Net cash used in discontinued operations                  (22,821)      (16,608)
                                                                ----------  ------------

          Net cash used in investing activities                  (125,284)     (357,217)
                                                                ----------  ------------

Cash flows from financing activities:
  Proceeds from notes payable and sale/leaseback transactions     649,645       634,798
  Proceeds from sale of common stock                               88,001       300,600
  Proceeds from sale of treasury stock                                  -        15,000
  Payments on notes payable and capital lease obligations        (268,883)     (196,678)
  Purchase of treasury stock                                            -       (50,000)
                                                                ----------  ------------

          Net cash provided by financing activities               468,763       703,720
                                                                ----------  ------------

Increase in cash and cash equivalents                               4,270        20,684

Cash and cash equivalents, beginning of year                       30,288         9,604
                                                                ----------  ------------

Cash and cash equivalents, end of year                          $  34,558   $    30,288
                                                                ==========  ============


          See accompanying notes to consolidated financial statements.

                                     ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001
                                                      __________

                                                         ADDITIONAL  UNISSUED
                                        COMMON STOCK      PAID-IN     COMMON   ACCUMULATED   TREASURY
                                      SHARES    AMOUNT    CAPITAL     STOCK      DEFICIT       STOCK        TOTAL
                                    ----------  -------  ----------  --------  ------------  ----------  ------------
Balance at September 30, 2000       41,540,211  $41,540  $6,580,495  $      -  $(8,392,405)  $(150,000)  $(1,920,370)

Purchase of 1,000,000 shares of
  treasury stock                             -        -           -         -            -     (50,000)      (50,000)

Issuance of treasury shares for
  cash                                       -        -           -         -            -      15,000        15,000

Issuance of common stock for cash,
  net of treasury stock of $35,000
  issued for syndication costs       1,868,911    1,869     108,531         -            -      35,000       145,400

Unissued common stock                        -        -           -   155,200            -           -       155,200

Issuance of common stock for
  services                           4,304,980    4,305     452,238         -            -           -       456,543

Issuance of common stock for
  employee compensation              2,870,538    2,870     185,862         -            -           -       188,732

Note payable converted to common
  stock                                850,000      850      84,150         -            -           -        85,000

Issuance of common stock in
  settlement of accrued interest     2,021,815    2,022     191,160         -            -           -       193,182

Issuance of common stock in set-
  tlement of accounts payable          877,000      877      85,948         -            -           -        86,825

Net loss                                     -        -           -         -   (1,473,462)          -    (1,473,462)
                                    ----------  -------  ----------  --------  ------------  ----------  ------------

Balance at September 30, 2001       54,333,455   54,333   7,688,384   155,200   (9,865,867)   (150,000)   (2,117,950)


          See accompanying notes to consolidated financial statements.

                                      ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                    FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001
                                                       __________

                                                        ADDITIONAL  UNISSUED
                                      COMMON STOCK       PAID-IN     COMMON      ACCUMULATED   TREASURY
                                     SHARES    AMOUNT    CAPITAL      STOCK        DEFICIT       STOCK        TOTAL
                                   ----------  -------  ----------  ----------  -------------  ----------  ------------
Balance at September 30, 2001      54,333,455   54,333   7,688,384    155,200    ( 9,865,867)   (150,000)   (2,117,950)

Common stock issued for services      101,750      102       4,986          -              -           -         5,088

Common stock issued for employee
  compensation                        532,500      533      15,011          -              -           -        15,544

Common stock issued for interest      270,000      270       9,705          -              -           -         9,975

Common stock issued for cash        2,547,778    2,548      85,453          -              -           -        88,001

Common stock issued for prepaid
  assets                              171,429      171       8,400          -              -           -         8,571

Capital lease obligations conver-
  ted to common stock              10,423,133   10,423     719,196          -              -           -       729,619

Common stock issued for rent ob-
  ligation                            150,000      150      11,850          -              -           -        12,000

Issuance of unissued stock          2,130,000    2,130     153,070   (155,200)             -           -             -

Common stock issued for trust
  liability                         1,000,000    1,000      49,000          -              -           -        50,000

Net loss                                    -        -           -          -       (787,632)          -      (787,632)
                                   ----------  -------  ----------  ----------  -------------  ----------  ------------

Balance at September 30, 2002      71,660,045  $71,660  $8,745,055  $       -   $(10,653,499)  $(150,000)  $(1,986,784)
                                   ==========  =======  ==========  ==========  =============  ==========  ============


          See accompanying notes to consolidated financial statements.

                   ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

1.   BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ---------------------------------------------------------

     BACKGROUND
     ----------

     Entertainment Technologies & Programs, Inc. ("ETP") and its wholly-owned subsidiaries (the "Company") are engaged in two major areas of operations as follows:

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

     USE  OF  ESTIMATES
     ------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from estimates.

     REVENUE  RECOGNITION
     --------------------

     Revenue from operation of nightclubs and entertainment facilities on United States military bases is recognized at the time services are performed. Revenue from sale of sound, lighting and other equipment is recognized at the time products are shipped.

     CONCENTRATIONS  OF  CREDIT  RISK
     --------------------------------

     Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company maintains its cash in well known banks selected based upon management's assessment of the banks' financial stability. Balances periodically exceed the $100,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits. Accounts receivable generally arise from sales of equipment and services to the United States government and to United States consumers. Collateral is generally not required for credit granted. Sales to the United States government approximate 93% of total sales reported in the accompanying statements of operations.

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

     PROPERTY  AND  EQUIPMENT
     ------------------------

     Property and equipment is stated at cost. Depreciation is computed principally by the straight-line method over estimated useful lives as follows:

                                                        ESTIMATED
       DESCRIPTION                                    USEFUL LIVES

       Amusement games                                     5 years
       Furniture and equipment                           5-7 years
       Club equipment                                    5-7 years
       Leasehold improvements                             15 years
       Vehicles                                            5 years
       Buildings                                          39 years

     Additions or improvements that extend the life or increase the value of an asset are capitalized. Expenditures for normal repairs and maintenance are expensed as incurred. Disposals are removed from the accounts at cost less accumulated depreciation and any gain or loss from disposition is reflected in operations.

     INCOME  TAXES
     -------------

     The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance, if necessary, is provided against deferred tax assets, based upon management's assessment as to their realization.

     LOSS  PER  SHARE
     ----------------

     Basic and diluted loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period.

     STOCK-BASED  COMPENSATION
     -------------------------

     SFAS No. 123, "Accounting for Stock-Based Compensation" established financial accounting and reporting standards for stock-based employee compensation plans. It defined a fair value based method of accounting for an employee stock option or similar equity instrument and encouraged all entities to adopt that method of accounting for all of their employee stock compensation plans and include the cost in the income statement as compensation expense. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company accounts for compensation cost associated with any stock option plans in accordance with APB Opinion No. 25.


                                    Continued

                   ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


1.   BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     --------------------------------------------------------------------

     IMPAIRMENT  OF  LONG-LIVED  ASSETS
     ----------------------------------

     In the event facts and circumstances indicate the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required. Based upon a recent evaluation by management, no write-down of the Company's long-lived assets was deemed necessary.

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

     SEGMENT  INFORMATION
     --------------------

     The Company reports segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Under SFAS No. 131, the Company is required to use the management approach to reporting its segments. The management approach designates that the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's segments. The accounting policies of the segments are the same as those described elsewhere in Note 1.

     RECLASSIFICATIONS
     -----------------

     Certain items in the financial statements at September 30, 2001 have been reclassified to conform to the current period presentation. Reclassifications in the statement of operations relates to the presentation of the Company's amusement operations as discontinued operations.


                                    Continued

                   ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


1.   BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     --------------------------------------------------------------------

     RECENT  ACCOUNTING  PRONOUNCEMENTS
     ----------------------------------

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. Specifically, SFAS No. 141 requires that an intangible asset may be separately recognized only if such an asset meets the contractual-legal criterion or the separability criterion. The implementation of SFAS No. 141 did not have a material impact on the Company's results of operations or financial position because the Company has not completed any business combinations or recorded any significant intangibles since the release of SFAS No, 141.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and intangible assets with indefinite useful lives are no longer amortized but will be reviewed for impairment annually, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test for goodwill involves a two-step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Intangible assets with finite useful lives will continue to be amortized over their useful lives and will be reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The implementation of SFAS No. 142 did not have a material impact on the Company's results of operations or financial position because the Company has not entered into any transactions that resulted in the recognition of goodwill nor has recognized any significant intangibles.


                                    Continued

                   ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


1.   BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     --------------------------------------------------------------------

     RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED
     -------------------------------------------

     In August 2001, the FASB issued SFAS No. 144, which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and certain provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to: (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and (ii) the measurement of long-lived assets to be disposed by sale. It provides more guidance on estimating cash flows when performing recoverability tests, requires long-lived assets to be disposed of other than by sale to be classified as held and used until disposal, and establishes more restrictive criteria to classify long-lived assets as held for sale. In addition, SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. However, it retains the basic provisions of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends the reporting of a discontinued operation to a component of an entity. The implementation of SFAS No. 144 did not have a material impact on the Company's results of operations or financial position because the Company does not currently have significant long-lived assets.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a
     Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. The Company is currently evaluating the adoption date; however the impact of its adoption is not expected to have a significant impact on the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transaction for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. The Company is currently assessing the impact of SFAS No. 148 on its financial statements and disclosures.


                                    Continued

                   ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


2.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     At September 30, 2002 the Company had a working capital deficit of $(1,503,674) and a stockholders' deficit of $(1,986,784). During the years ended September 30, 2002 and 2001, the Company experienced net losses of $(787,632) and $(1,473,462), respectively, and negative cash flows from operations of $(339,209) and $(357,217), respectively.

     At September 30, 2002, in addition to its negative financial results, the Company is delinquent on payments of principal and accrued interest on certain of its notes payable and is in violation of financial and non-financial covenants included in such note payable for which waivers have not been obtained. Debt under those agreements has been classified as current in the accompanying financial statements (See Notes 6 and 7) and certain balances could be called by the creditors.

     Management developed specific current and long-term plans to address its viability as a going concern as follows:

     - During 2001 the Company began a multi-stepped debt reduction plan (the "Plan"). In the first phase of the Plan, the Company agreed to exchange certain of its assets to repay approximately $2,900,000 of long-term debt and accrued interest (See Notes 10 and 16). In the second phase of the Plan, in December 2001, the Company completed an exchange offer to retire capital lease obligations with a face value of $806,000 in exchange for shares of the Company's common stock (See
          Note 8). In the third phase of the Plan, the Company settled a portion of its obligation under the 1997 Lease resulting in a reduction of the Company's obligation and an extraordinary gain of $432,088 (See Note
          8). In addition to the three phases, management is currently exploring ways to extinguish additional debt in exchange for assets or through issuances of common stock and to concentrate on its core business.

     - During 2002 and 2001 the Company took steps to restructure its management team and Board of Directors.

     - In 2002, the Company discontinued its amusement operations in order to focus on its segments in which the Company believes it possesses core competencies.

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


                                    Continued

                   ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


3.   DISCONTINUED  AMUSEMENT  OPERATIONS
     -----------------------------------

     In January 2002, the Company formalized its plan to offer for sale its amusement operations and assets. Accordingly, results for the Company's amusement operations have been segregated and reported separately as discontinued operations. Subsequent to September 30, 2002 the Company completed the disposition of a significant portion of its amusement operations and assets when it reached an agreement with certain creditors of the Company to accept certain of the Company's amusement assets as part of a broad agreement to settle substantial obligations of the Company (See Notes 10 and 16). The Company is actively marketing its remaining amusement assets and expects to complete a sale in 2003.

     Operating results of discontinued amusement operations are as follows:

                                    2002        2001
                                  ---------  ----------

     Revenues                    $ 456,266   $ 428,817

     Loss from operations        $(133,666)  $(523,541)

     Net loss                    $(133,666)  $(523,541)

     The assets of the Company's discontinued amusement operations consist of a waterpark, a raceway, a game and amusement facility and various other fixtures and game equipment with a carrying value $2,858,816.

4.   ACCOUNTS  RECEIVABLE
     --------------------

     Accounts receivable consist primarily of amounts due from U.S. military bases for the purchase of entertainment equipment and services. An allowance for doubtful accounts is provided, when appropriate, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating probable bad debts. Such factors include circumstances with respect to specific accounts receivable, growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. Accounts receivable at September 30, 2002 are stated net of an allowance for doubtful accounts of $10,000.


                                    Continued

                   ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

5.   PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment consisted of the following at September 30, 2002:

       Land, buildings and improvements    $     4,777
       Club equipment                        2,889,838
       Furniture and equipment                 159,235
       Vehicles                                 21,951
                                           ------------

                                              3,075,801
       Less: accumulated depreciation and
         amortization                       (2,366,001)
                                           ------------

         Property and equipment, net       $   709,800
                                           ============

     Depreciation expense presented in continuing operations for the years ended September 30, 2002 and 2001 is $252,178 and $267,593, respectively.
     Depreciation expense included in discontinued operations for the years ended September 30, 2002 and 2001 is $60,000 and $290,274, respectively.

6.   NOTES PAYABLE TO STOCKHOLDERS
     -----------------------------

     Notes payable to stockholders consist of the following at September 30, 2002:

     Promissory note payable to a stockholder bearing
       interest at 12% per year and due in full in
       September 2003.  This note is collateralized by
       certain property and equipment of the Company.                  $200,000

     Promissory note payable to a stockholder bearing
       interest at 20% per year.  This note is due in
       monthly payments of interest only of $2,265 with
       the entire principal balance due April 2008. This
       note includes a 20% prepayment penalty if repaid
       prior to April 2006, and is uncollateralized.                    208,500

     Promissory note payable to a stockholder bearing
       interest at 12% per year and due in full in
       February 2003.  This note is collateralized by
       certain property and equipment of the Company.                    70,000

     Promissory note payable to a stockholder bearing
       interest at 16% per year and due in five quar-
       terly payments of $15,625 with the balance of
       principal and interest due in June 2003.  This
       note is collateralized by certain property and
       equipment of the Company.                                        218,750

     Promissory note payable to a stockholder bearing
       interest rates that vary based on the date of
       repayment. Principal and interest due in October
       2002, but  may  be  extended.  This  note  is
       collateralized by certain property and equipment
       of the Company.                                                   43,875


                                    Continued

                   ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

6.   NOTES PAYABLE TO STOCKHOLDERS, CONTINUED
     ----------------------------------------

     Promissory note payable to a stockholder bearing
       interest of 20% per year and due in monthly
       payments of $1,259 with the remaining balance
       of principal and interest due in April 2006.
       This note is uncollateralized.                                   75,000
                                                                      ---------

                                                                       816,125

         Less current portion                                         (532,625)
                                                                      ---------
                                                                      $283,500
                                                                      =========

     Following is an analysis of future annual maturities of notes payable to stockholders:

     YEAR ENDING
     SEPTEMBER 30,
     -------------

         2003                             $532,625
         2004                                    -
         2005                                    -
         2006                              283,500
                                          --------

                                          $816,125
                                          ========

7.   NOTES PAYABLE AND LONG-TERM DEBT
     --------------------------------

     Notes payable and long term debt consist of the following at September 30, 2002:

     Note payable to a bank (the "SBA Loan"), bearing
       interest of 7.5% per year and due in monthly
       payments of $4,915, including interest, through
       December 2016.  This note is guaranteed by the
       United States Small Business Administration
       ("SBA") and is collateralized by certain real
       estate and by the personal guarantee of an
       officer/stockholder of the Company.                             $476,305

     Notes payable to individuals, bearing interest at
       various rates up to 12.5% per year, with matur-
       ities in 2002. These notes are not collateralized.                 9,706

     Notes payable to factoring companies, bearing int-
       erest at graduated rates based upon the collec-
       tion period for factored receivables.                            374,371

     Note payable to a bank, bearing interest of 9.5%
       per year and due on demand.  This note is not
       collateralized.                                                   38,750


                                    Continued

                   ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


7.   NOTES PAYABLE AND LONG-TERM DEBT, CONTINUED
     -------------------------------------------

     Note payable to a financial institution, bearing
       interest of 11.95% per year and due in monthly
       payments of $488, including interest, through
       October 2005.  This note is collateralized by
       a vehicle.                                                       16,032

     Note payable due in 45 equal monthly installments
       of $10,000.                                                     380,000
                                                                    -----------

                                                                     1,295,164

       Less current portion                                         (1,022,800)
                                                                    -----------

                                                                    $  272,364
                                                                    ===========

     The SBA Loan, contains various financial and non-financial covenants, which require the Company, among other things, to maintain certain levels of cash flow, stockholders' equity and debt to equity. The covenants also prohibit, without the consent of the lender, the Company from making material changes to its business, declaring or paying dividends, transferring ownership interests in the Company, paying salaries to certain officers of the Company in excess of specified limits, or incurring new debt. The Company is in violation of many of the covenants of the SBA Loan. Accordingly, the SBA Loan could be called at any time by the lender. The Company has not requested or received covenant violation waivers from the lender and the SBA Loan has been classified as current in the financial statements.

     Following is an analysis of future annual maturities of notes payable for the next five years and in the aggregate:

                                          SBA LOAN
        YEAR ENDING      CONTRACTUAL    RECLASSIFIED
        SEPTEMBER 30,    MATURITIES      TO CURRENT    AS PRESENTED
     ------------------  ------------  --------------  -------------
             2003        $    573,649  $     449,151   $   1,022,800
             2004             150,867        (26,178)        124,689
             2005             153,491        (28,210)        125,281
             2006              52,794        (30,400)         22,394
             2007              32,761        (32,761)              -
          Thereafter          331,602       (331,602)              -
                         ------------  --------------  -------------

                         $  1,295,164  $           -   $   1,295,164
                         ============  ==============  =============


                                    Continued

                   ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


8.   CAPITAL  LEASE  OBLIGATIONS
     ---------------------------

     At various dates during the years ended September 30, 2001 and 2000, the Company entered into sale/leaseback transactions (the "Sale/Leaseback Transactions") for certain equipment used at its amusement facilities. The leases underlying the Sale/Leaseback Transactions were capital leases and, accordingly, the Sale/Leaseback Transactions represented financing arrangements collateralized by amusement facility equipment. The terms of the Sale/Leaseback Transactions generally provided for the Company to receive cash proceeds equal to 100% of the fair value of the equipment at the date of closing (the "Closing Value"). The Company then entered into five year lease agreements with the lessors that require the Company to make monthly payments equal to 1.25% of the Closing Value and a final payment at the end of five years equal to 125% of the Closing Value. Capital lease obligations entered into as a result of the Sale/Leaseback Transactions had a balance of $675,599 at September 30, 2001 and the entire balance was non-current. (The lease obligations related to the Sale/Leaseback Transactions bore interest at an effective rate of approximately 23.5% per year.)

     In December 2001, after incurring additional liabilities under Sales/Leaseback Transactions, the Company completed an exchange (the "Exchange") of 10,423,133 shares of the Company's common stock to retire $834,000 of the equipment lease obligations with substantially all of the lessors that were parties to the Sale/Leaseback Transactions. The $0.08 conversion price used in the Exchange was $0.01 greater than the closing market price of the Company's common stock on the date the Exchange was completed and the resulting gain partially offset the extraordinary loss from extinguishment of debt.

     The net effect of the Exchange was a $34,020 loss on extinguishment of capital lease obligations. The net loss was the combination of a $138,251 loss from acceleration of discount amortization and a $104,231 gain for the difference between the conversion price used and the fair market value of the Company's stock on the day the Exchange was completed.

     During the year ended September 30, 1997, the Company entered into a capital lease agreement (the "1997 Lease") to acquire $700,000 of games for use in its amusement facilities. As of February 18, 2002, the Company was approximately $882,088 past due on required payments under the lease obligation. Such past due payments included accrued interest expense of $256,783, accrued sales tax expense of $56,875 and principal payments of $568,430. Effective February 18, 2002, the Company settled all outstanding liabilities owed under the 1997 Lease for a note payable in the amount of $450,000 due in forty-five equal monthly installments. The settlement resulted in an extraordinary gain of $432,088. Should the Company fail to make any of the scheduled payments under the settlement agreement, the Company will be considered in default. Should a default occur and remain uncured for sixteen days after the Company receives notice, the liability will escalate to the agreed judgment in case of default of $992,000, less settlement payments previously made.

     Capital lease obligations consist of the following at September 30, 2002:


     Obligation  to  a  leasing  company,  due  in  60
       monthly  payments  of  $1,112  and  collateralized
       by  certain  equipment.                                   $   27,735


                                    Continued

                   ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


8.   CAPITAL  LEASE  OBLIGATIONS,  CONTINUED
     ---------------------------------------

     Obligation to a financing company under a capital
       lease agreement bearing interest of 16.4% and due
       in 36 monthly payments of $1,454 and collateralized
       by certain equipment.                                        42,173

     Obligation to a financing company under a capital
       lease agreement bearing interest of 10.9% and due
       in 36 monthly payments of $510 and collateralized
       by certain equipment.                                        15,233

     Obligation to a leasing company, bearing interest
       of 11.75% and due in 30 monthly payments of $2,830
       and collateralized by certain equipment.                     57,724
                                                                  ---------

                                                                   142,865

     Less current portion                                          (55,418)
                                                                  ---------

                                                                  $ 87,447
                                                                  =========

     Minimum lease payments due under capital leases with remaining lease terms of greater than one year and expiration dates subsequent to September 30, 2002 are summarized as follows:

         YEAR ENDING
        SEPTEMBER 30,
        -------------

            2003                                 $ 70,872
            2004                                   70,872
            2005                                   21,197
                                                 --------

        Total minimum lease payments              162,941

        Less amount representing interest          20,076
                                                 --------

        Present value of minimum lease payments  $142,865
                                                 ========

     Included in property and equipment in the accompanying consolidated balance sheet at September 30, 2002 are the following assets held under capital leases:

       Other equipment                   $221,788
       Accumulated amortization           (72,572)
                                        ----------

       Assets under capital leases, net  $149,216
                                         =========


                                    Continued

                   ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


9.   ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES
     --------------------------------------------

     Accounts payable and accrued liabilities consisted of the following at September 30, 2002:

       Accounts payable, trade                             $231,552
       Accrued payroll and related taxes                     83,181
       Accrued rent expense                                  91,601
       Accrued interest expense                              60,793
       Accrued property tax expense                          32,878
       Other accrued liabilities                             40,832
                                                           --------

                                                           $540,837
                                                           ========


10.  DEBT  SETTLEMENT  TRUST  OBLIGATIONS
     ------------------------------------

     In December 2000, the Company entered into an agreement (the "Trust Agreement") with the holders of certain debts of the Company, hereinafter referred to as the "Investor Notes". Under the terms of the Trust Agreement, the Company placed certain of its amusement properties with an appraised value of $2,495,000 (the "Properties) into a trust (the "Trust") that was established to (i) consolidate the ownership interests of the individual holders of the Investor Notes into beneficial interests in the Trust, (ii) liquidate the Properties that were placed into the Trust, and
     (iii) distribute the proceeds from liquidation of the Properties to the beneficial interests in the Trust. At the inception of the Trust, the Investor Notes had a face value of $2,600,000 and accrued interest of $320,487. Through November 2002, an extension fee of 10% of the outstanding note balance was due to the beneficial interest holders in the Trust. The Company also agreed to place shares of its restricted common stock and certain other amusement properties into the Trust should the Properties prove insufficient for the purposes of the Trust, which include payment of trust expenses and extension fees. On December 18, 2002, the Trust was amended to provide a final settlement plan (the "Plan") for the Company's liability to the Trust. Substantially all assets of the Company's discontinued amusement operations are in the Trust or are subject to sale or transfer to the trust under the Plan. See Note 16.

     Following is an analysis of the debt settlement trust obligation at September 30, 2002:

     Investor notes to be repaid by the Trust  $2,600,000
     Accrued interest on the investor notes       651,247
     Accrued operating expenses                   193,596
                                               ----------

     Debt settlement trust obligation          $3,444,843
                                               ==========

11.  INCOME  TAXES
     -------------

     The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of September 30, 2002, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $7,268,000 which expire in various tax years through 2021. United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will, in all likelihood, be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.


                                    Continued

                   ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


11.  INCOME  TAXES,  CONTINUED
     -------------------------

     The composition of deferred tax assets and liabilities and the related tax effects at September 30, 2002 are as follows:

       Deferred tax assets:
         Net operating losses               $ 2,471,120
         Accrued liabilities and reserves       365,990
         Valuation allowance                 (2,827,110)
                                            ------------

           Total deferred tax assets             10,000
                                            ------------

       Deferred tax liabilities:
         Property and equipment                  10,000
                                            ------------

          Total deferred tax liability           10,000
                                            ------------

       Net deferred tax asset (liability)   $         -
                                            ============

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended September 30, 2002 and 2001 is as follows:

                                                  2002              2001
                                          -----------------  -----------------
                                            AMOUNT      %      AMOUNT     %
                                          ----------  -----  ----------  -----
       Benefit for income tax at fed-
         eral statutory rate              $(267,794)  (34)%  $(499,407)  (34)%
       Non-deductible expenses and other     13,806       2    113,449       8
       Increase in valuation allowance      253,988      32    385,958      26
                                          ----------  -----  ----------  -----

                                          $       -      -%  $       -      -%
                                          ==========  =====  ==========  =====


12.  STOCK BONUS PLAN AND STOCK WARRANTS
     -----------------------------------

     EMPLOYEE STOCK BONUS PLAN
     -------------------------

     Effective March 15, 2001, the Board adopted an Employee Stock Bonus Plan (the "Stock Bonus Plan"). The Stock Bonus Plan provides for the grant of bonus shares to any Company employee, former employee, officer or director to recognize exceptional service and performance beyond the service recognized by the employee's salary. The Board has authorized up to an aggregate of 3,895,538 shares of common stock for issuance as bonus awards under the Stock Bonus Plan. The Stock Bonus Plan is currently administered by the Board. Each grant of bonus shares is in an amount determined by the Board. Since Plan inception to September 30, 2002, 3,403,038 shares have been issued under the Stock Bonus Plan. The Stock Bonus Plan terminated on March 14, 2002.


                                    Continued

                   ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


12.  STOCK BONUS PLAN AND STOCK WARRANTS, CONTINUED
     ----------------------------------------------

     STOCK  WARRANTS
     ---------------

     In July 2001, the Company issued warrants to purchase 876,081 shares of the Company's common stock at $0.09 per share as part of the agreement with two consultants assisting in a debt reduction plan.

     In July 2001, the Company issued warrants to purchase 1,000,000 shares of the Company's common stock at $0.07 per share as an incentive for two individuals to purchase stock.

     No expense related to warrants issued was recognized by the Company in the accompanying statement of operations during the years ended September 30, 2002 or 2001.

     A summary of warrant activity during the years ended September 30, 2002 and 2001 follows:

                                                                    WEIGHTED
                                                                     AVERAGE
                                            NUMBER      EXERCISE    EXERCISE
                                           OF SHARES    PRICE        PRICE
                                          -----------  -----------  ---------
     Balance at September 30, 2000                 -   $         -  $       -

     Warrants issued in connection with
       the Exchange (See Note 8)             876,081   $      0.09  $    0.09

     Warrants issued in connection with
       sales of common stock               1,000,000   $      0.07  $    0.07
                                          -----------

     Balance at September 30, 2001         1,876,081   $0.07-$0.09  $    0.08

     Expiration of warrants               (1,000,000)  $      0.07  $    0.07
                                          -----------

     Balance at September 30, 2002           876,081   $      0.09  $    0.09
                                          ===========

     All outstanding warrants are currently exercisable. A summary of outstanding stock warrants at September 30, 2002 follows:

      NUMBER OF                      REMAINING
     COMMON STOCK                   CONTRACTUAL   EXERCISE
     EQUIVALENTS   EXPIRATION DATE  LIFE (YEARS)   PRICE
     ------------  ---------------  ------------  ---------
          876,081  August 8, 2006            3.9  $    0.09


                                    Continued

                   ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

12.  STOCK BONUS PLAN AND STOCK WARRANTS, CONTINUED
     ----------------------------------------------

     The Company has elected to apply the disclosure only provisions of SFAS 123 which, if fully adopted by the Company, would change the method the Company applies in recognizing the cost of the Plan. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect those provisions. As a result, the Company continues to apply APB 25 and related interpretations in accounting for the measurement and recognition of the cost of warrants issued.

     Under SFAS 123, compensation cost is measured at the grant date based on the fair value of the awards and is recognized over the service period, which is usually the vesting period. The fair value of warrants granted during 2001 was estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions used to calculate fair value of warrants awarded in 2001: (i) average dividend yield of 0.00%;
     (ii) expected volatility of 80.00%; (iii) expected life of three years; and
     (iv)  estimated  risk-free  interest  rate  of  5.00%.

     The proforma disclosures as if the Company adopted the cost recognition requirements of SFAS 123 are as follows (in thousands):

                                            2002                        2001
                                --------------------------  --------------------------
                                 AS REPORTED    PROFORMA     AS REPORTED    PROFORMA
                                -------------  -----------  -------------  -----------
     Net Loss                   $       (788)  $     (788)  $     (1,473)  $   (1,555)
                                =============  ===========  =============  ===========

     Basic and dilutive net
       loss per common share:
       Continuing operations    $      (0.01)  $    (0.01)  $      (0.02)  $    (0.02)
       Discontinued operations          0.00         0.00          (0.01)       (0.01)
                                -------------  -----------  -------------  -----------

         Net loss per common
           share                $      (0.01)  $    (0.01)  $      (0.03)  $    (0.03)
                                =============  ===========  =============  ===========

13.  LEASE  OBLIGATIONS
     ------------------

     The Company has entered into an operating lease for office and retail operations. The lease provides for a renewal option, payment of taxes and utilities by the Company, and increases to rent should certain costs to the landlord increase. Rental expense under operating leases was $62,276 and $88,362 for the years ended September 30, 2002 and 2001, respectively. At September 30, 2002, due to liquidity problems, the Company is delinquent on rent at its former headquarters in the amount of $91,601; however, the company is making monthly payments of $1,500 to reduce the obligation to its former landlord.

     Future annual minimum lease payments under operating leases with remaining lease terms of greater than one year are summarized as follows:

      YEAR ENDED
     SEPTEMBER 30,
     -------------

         2003                 $66,115
         2004                  44,077
                              -------

                             $110,192
                             ========


                                    Continued

                   ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


14.  CONTINGENCIES
     -------------

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

     A  suit  has  been  filed  against  the  Company  by  Vincent  Schappell
     ("Schappell") for the principal amount due of $40,000 resulting from a settlement agreement dated May 2001 between Schappell and the Company and it is likely that the plaintiff will prevail. The Company has established an accrued liability as of September 30, 2002, to cover the Company's exposure.

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

15.  BUSINESS  SEGMENTS
      ------------------

     During the fiscal year ended September 30, 2002 and 2001, the Company operated primarily in two strategic business units that offer different products and services: Military entertainment services and retail sale of sound and lighting equipment. Financial information regarding the Company's business segments is as follows:

                                   MILITARY     RETAIL    CORPORATE     DISCON-
                                ENTERTAINMENT    SALES    AND OTHER     TINUED     TOTAL
                                --------------  -------  -----------  ----------  -------
                                                 (AMOUNTS IN THOUSANDS)

     YEAR ENDED SEPTEMBER 30,
       2002:

     Revenues                   $        2,200  $   749  $        -   $       -   $2,949
     Income (loss) from
       operations                          217       40        (462)          -     (205)
     Total assets                          923      442          29       2,859    1,253
     Interest expense                       64       22         527           -      613
     Depreciation expense                  244        3           5           -      252
     Capital expenditures                   98        4           1          22      125


                                    Continued

                   ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


15.  BUSINESS  SEGMENTS,  CONTINUED
     ------------------------------

                                   MILITARY      RETAIL    CORPORATE   DISCON-
                                ENTERTAINMENT    SALES     AND OTHER    TINUED    TOTAL
                                --------------  --------  -----------  --------  -------
                                                (AMOUNTS IN THOUSANDS)
     YEAR ENDED SEPTEMBER 30,
       2001:

     Revenues                   $        2,313  $   606   $        -   $      -  $2,919
     Income (loss) from
       operations                          140     (241)        (288)         -    (389)
     Total assets                        1,181      107        1,914          -   3,202
     Interest expense                       64       49          448          -     561
     Depreciation expense                  265        2            -          -     267
     Capital expenditures                  299        5            -         53     357

     Inter-segment receivables and payables have been shown net in total assets for each segment. All inter-segment sale prices are market based. The Company evaluates performance based on operating earnings of the respective business units.

16.  SUBSEQUENT  EVENTS
     ------------------

     On December 18, 2002, the Company received final approval of the Plan from the trustees and beneficial owners of interest in the Trust (See Note 10). Under the terms of the Plan the Company will issue 2,000,000 shares of redeemable convertible preferred stock to the Trust. Such preferred stock, along with the proceeds from sale of certain amusement real estate located in Pasadena, Texas will represent the Company's final funding to the Trust and will result in the elimination of both the assets held for sale and the debt settlement trust obligation shown in the accompanying balance sheet. The Company had previously transferred amusement assets comprising a waterpark and a raceway in Midland, Texas to the Trust and the Plan also serves to end the Company's continuing financial interest in those properties. Following is a description of the preferences of the preferred stock that will be issued to the Trust:

          - Stated value and liquidation preference of $1.00 per share or an aggregate liquidation preference of $2,000,000.

          - Convertible at the election of the holders at any time after issuance to shares of the Company's common stock at a conversion rate of five shares for one. This feature would result in the Company's issuance of 10,000,000 shares of common stock if all preferred shares were converted. This type of conversion requires thirty days written notice by the holders.

          - Convertible at the election of the Company at any time after the Company's common stock has traded at or above a closing bid price of $0.25 for thirty consecutive trading days. The conversion rate in this circumstance will also be five shares for one. This type of conversion requires thirty days written notice by the Company.

          - Redeemable at the stated value, at the election of the Company, on a pro rata basis among all holders, any portion of the preferred stock. This redemption provision requires forty-five days written notice to the holders during which time the holders may elect to convert.


                                    Continued

                   ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


16.  SUBSEQUENT  EVENTS,  CONTINUED
     ------------------------------

          - Mandatory redemption beginning in the fiscal year ending September 30, 2006 based upon twenty percent of net income as presented in the Company's audited financial statements. This redemption feature will continue until all shares have been redeemed.

     Following is the September 30, 2002, condensed pro forma balance sheet of the Company as if the Plan had been implemented at that date:

                                                              PROFORMA       ADJUSTED
                                                            ADJUSTMENTS       TOTAL
          ASSETS                           AS REPORTED      (UNAUDITED)     (UNAUDITED)
          ------                          -------------  -----------------  ------------
     Total current assets                 $    648,006   $              -   $   648,006

     Property and equipment, net               709,800                  -       709,800
     Assets held for sale                    2,858,816    (1)(2,314,886)*       543,930
     Other assets                               36,428                  -        36,428
                                          -------------  -----------------  ------------

           Total assets                   $  4,253,050   $     (2,314,886)  $ 1,938,164
                                          =============  =================  ============

     LIABILITIES AND STOCKHOLDERS' DEFICIT
     -------------------------------------

     Total current liabilities            $  2,151,680   $              -   $ 2,151,680

     Notes payable to stockholders             283,500                  -       283,500
     Notes payable and long-term debt          272,364                  -       272,364
     Capital lease obligation                   87,447                  -        87,447
     Debt settlement trust obligation        3,444,843      (2)(3,444,843)            -

     Convertible preferred stock                     -      (3)   160,000       160,000

     Commitments and contingencies

     Stockholders' deficit:
       Common stock, $.001 par value,
         200,000,000 shares authorized,
         71,660,045 shares issued and
         71,260,045 shares outstanding          71,660                  -        71,660
       Additional paid-in capital            8,745,055                  -     8,745,055
       Accumulated deficit                 (10,653,499)     (4)   969,957    (9,683,542)
       Treasury stock, 400,000 shares at
         cost                                 (150,000)                 -      (150,000)
                                          -------------  -----------------  ------------

           Total stockholders' deficit      (1,986,784)           969,957    (1,016,827)
                                          -------------  -----------------  ------------

             Total liabilities and
               stockholders' deficit      $  4,253,050   $     (2,314,886)  $ 1,938,164
                                          =============  =================  ============


                                    Continued

                   ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


16.  SUBSEQUENT  EVENTS,  CONTINUED
     ------------------------------

     The above Proforma adjustment (1) eliminates the waterpark and raceway assets previously transferred to the trust because the Company will have no continuing financial interest in those assets; (2) eliminates the debt settlement trust obligation that will be satisfied under the Plan; (3) recognizes the issuance of 2,000,000 shares of convertible preferred stock with a value of $160,000 at the date of approval of the Plan; and (4) recognizes an extraordinary gain of $969,957 upon extinguishment of the debt settlement trust obligation.

     The following unaudited proforma data summarizes the operating results of the Company as if the transaction under the Plan had occurred at the beginning of the year ended September 30, 2002.

                                                            AS         PROFORMA
                                                         REPORTED    (UNAUDITED)
                                                        -----------  ------------
     Revenue                                            $2,949,299   $ 2,949,299

     Net income (loss)                                  $ (787,632)  $   182,325

     Basic and diluted earnings (loss) per share:
       Before extraordinary item                        $    (0.01)  $     (0.01)
       Extraordinary item                                     0.00          0.01
                                                        -----------  ------------

         Net income (loss) per share                    $    (0.01)  $      0.00
                                                        ===========  ============

     The proforma adjustments recognized in preparing the above information on results of operations were as follows:

     Elimination of interest expense on trust
       obligations                                                    $  260,000
     Elimination of loss on securities transferred
       to the trust                                                      136,000
     Loss on operation of discontinued segments in
       which the Company has no continuing financial
       interest                                                          133,666
     Extraordinary gain on extinguishment of debt                        440,291
                                                                      -----------

                                                                      $  969,957
                                                                      ===========

17.  SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW  INFORMATION
     -----------------------------------------------------

     CASH PAID OR INTEREST AND INCOME TAXES
     --------------------------------------

     Cash paid for interest expense                    $  132,291   $    247,199
                                                       ===========  ============

     Cash paid for income taxes                        $         -  $          -
                                                       ===========  ============


                                    Continued

                   ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


17.  SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW  INFORMATION,  CONTINUED
     -----------------------------------------------------------------

     NON-CASH  FINANCING  AND  INVESTING  ACTIVITY
     ---------------------------------------------

     During the year ended September 30, 2002 and 2001, the Company engaged in the following non-cash financing and investing activities:

                                                            2002        2001
                                                        -----------  ------------
       Converted notes payable and capital lease
         obligations to common stock                    $   729,619  $     85,000
       Common stock transferred in the Trust to
         satisfy notes payable                               50,000       150,000