Form 10QSB
period 2002-12-31
ENTERTAINMENT TECHNOLOGIES & PROGRAMS INC
filed 2003-02-14
CIK 922257

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark  One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For  the  quarterly  period  ended         December  31,  2002
                                   ---------------------------------
                                                     or

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

For  the  transition  period  from  ________________  to  ______________________

                         Commission File Number 0-23914
                         ------------------------------

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                          87-0521389
       -----------------------------------  -----------------------------
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)           Identification No.)

                17300 Saturn Lane, Suite 111, Houston, TX 77058
        ----------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)

                                 (281) 486-6115
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  YES  XXX   NO            (2)  YES  XXX   NO
         -----      -----              -----

     As of December 31, 2002, the Registrant had outstanding 71,260,045 shares of common stock, par value $0.001 per share.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.

                                TABLE OF CONTENTS

              FORM 10-QSB FOR THE QUARTER ENDED DECEMBER 31, 2002


                                                                            PAGE
                                                                            ----

PART  I.  FINANCIAL  INFORMATION

     Item  1.  Financial  Statements                                        F-1

     Item  2.  Management's  Discussion  and  Analysis  of
               Financial  Condition  and  Results  of  Operations           F-13

PART  II.  OTHER  INFORMATION

     Item  1.  Legal  Proceedings                                           F-16

     Signature  Page                                                        F-17

     Certifications

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.
-------   ---------------------




          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                                   __________




              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                   __________

                                                                         PAGE(S)
                                                                         -------

Unaudited  Consolidated  Condensed  Financial  Statements:

  Consolidated  Condensed  Balance  Sheet  as  of  December  31,
    2002  (unaudited)  and  September  30,  2002                          F-3

  Unaudited  Consolidated  Condensed  Statement  of  Operations
    for  the  three  months  ended  December  31,  2002  and  2001        F-4

  Unaudited  Consolidated  Condensed  Statement  of  Cash  Flows
    for  the  three  months  ended  December  31,  2002  and  2001        F-5

  Unaudited  Consolidated  Condensed  Statement  of  Stockholders'
    Deficit  for  the  three  months  ended  December  31,  2002          F-6

Selected  Notes  to  Unaudited  Consolidated  Condensed  Financial
  Statements                                                              F-7

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   __________


                                                        DECEMBER 31,
                                                            2002        SEPTEMBER 30,
     ASSETS                                             (UNAUDITED)         2002
     ------                                            --------------  ---------------
Current assets:
  Cash and cash equivalents                            $      21,415   $       34,558
  Accounts receivable, net                                   489,662          465,777
  Inventory                                                  243,319          114,758
  Prepaid expenses                                            45,542           32,913
                                                       --------------  ---------------

    Total current assets                                     799,938          648,006

Property and equipment, net                                  665,292          709,800
Assets held for sale                                       2,858,816        2,858,816
Other assets                                                  39,383           36,428
                                                       --------------  ---------------

      Total assets                                     $   4,363,429   $    4,253,050
                                                       ==============  ===============


LIABILITIES AND STOCKHOLDERS' DEFICIT
--------------------------------------

Current liabilities:
  Current portion of notes payable to stockholders     $     598,155   $      532,625
  Current portion of notes payable and long-term debt      1,081,950        1,022,800
  Current portion of capital lease obligations                55,418           55,418
  Accounts payable and accrued liabilities                   579,752          540,837
                                                       --------------  ---------------

    Total current liabilities                              2,315,275        2,151,680

Notes payable to stockholders                                283,500          283,500
Notes payable and long-term debt                             235,650          272,364
Capital lease obligation                                      60,422           87,447
Debt settlement trust obligation                           3,444,843        3,444,843
                                                       --------------  ---------------

      Total liabilities                                    6,339,690        6,239,834
                                                       --------------  ---------------

Commitments and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 200,000,000 shares
    authorized, 71,660,045 shares issued and
    71,260,045 shares outstanding                             71,660           71,660
  Additional paid-in capital                               8,745,055        8,745,055
  Accumulated deficit                                    (10,642,976)     (10,653,499)
  Treasury stock, 400,000 shares at cost                    (150,000)        (150,000)
                                                       --------------  ---------------

      Total stockholders' deficit                         (1,976,261)      (1,986,784)
                                                       --------------  ---------------

        Total liabilities and stockholders' deficit    $   4,363,429   $    4,253,050
                                                       ==============  ===============

Note: The balance sheet at September 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to unaudited consolidated condensed financial statements.

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   __________

                                                                THREE MONTHS
                                                THREE MONTHS       ENDED
                                                   ENDED        DECEMBER 31,
                                                DECEMBER 31,        2001
                                                    2002         (RESTATED)
                                               ==============  ==============
Total revenue                                  $     911,594   $     734,504

Total cost of sales and services                     520,772         406,134
                                               --------------  --------------

Gross margin                                         390,822         328,370

General and administrative expenses                  289,596         268,582

Depreciation expense                                  55,386          46,200
                                               --------------  --------------

  Income from operations                              45,840          13,588
                                               --------------  --------------

Other income (expenses):
  Interest expense                                   (74,094)       (100,682)
  Gain on disposal of property and equipment          38,000           5,017
  Severance pay to former employee                         -         (34,676)
                                               --------------  --------------

    Total other income (expenses), net               (36,094)       (130,341)
                                               --------------  --------------

Net income (loss) from continuing operations           9,746        (116,753)

Income (loss) from operation of discontinued
  amusement segment                                      777         (48,331)
                                               --------------  --------------

Net income (loss) before extraordinary item           10,523        (165,084)

Extraordinary loss on extinguishment of debt               -         (34,020)
                                               --------------  --------------

Net income (loss)                              $      10,523   $    (199,104)
                                               ==============  ==============


Basic and diluted net loss per common share:
  Continuing operations                        $        0.00   $       (0.00)
  Discontinued operations                               0.00           (0.00)
  Extraordinary item                                       -           (0.00)
                                               --------------  --------------

    Net income (loss)                          $        0.00   $       (0.00)
                                               ==============  ==============


Weighted average shares outstanding               71,260,045      61,433,199
                                               ==============  ==============

     See  notes  to  unaudited  consolidated  condensed  financial  statements.



          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   __________

                                                    THREE MONTHS    THREE MONTHS
                                                       ENDED           ENDED
                                                    DECEMBER 31,    DECEMBER 31,
                                                        2002          2001
                                                   ==============  ==============
Cash flows from operating activities:
  Net income (loss)                                $      10,523   $    (199,104)
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities                (73,729)         88,452
                                                   --------------  --------------

      Net cash used in operating activities              (63,206)       (110,652)
                                                   --------------  --------------

Cash flows from investing activities:
  Capital expenditures                                   (10,878)        (21,093)
                                                   --------------  --------------

      Net cash used in investing activities              (10,878)        (21,093)
                                                   --------------  --------------

Cash flows from financing activities:
  Proceeds from sale of common stock                           -          35,000
  Proceeds from notes payable                            109,406         320,000
  Payments on notes payable and capital lease
    obligations                                          (48,465)        (32,195)
                                                   --------------  --------------

      Net cash provided by financing activities           60,941         322,805
                                                   --------------  --------------

Increase (decrease) in cash and cash equivalents         (13,143)        191,060

Cash and cash equivalents, beginning of period            34,558          30,288
                                                   --------------  --------------

Cash and cash equivalents, end of period           $      21,415   $     221,348
                                                   ==============  ==============

     See  notes  to  unaudited  consolidated  condensed  financial  statements.

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

      UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2002
                                   __________


                                                        ADDITIONAL
                                     COMMON STOCK        PAID-IN     ACCUMULATED   TREASURY
                                  SHARES      AMOUNT     CAPITAL        DEFICIT      STOCK         TOTAL
                               ============  ========  ============  =============  ==========  ============
Balance at September 30, 2002    71,660,045  $ 71,660  $  8,745,055  $(10,653,499)  $(150,000)  $(1,986,784)

Net income                                -         -             -        10,523           -        10,523
                               ------------  --------  ------------  -------------  ----------  ------------


Balance at December 31, 2002     71,660,045  $ 71,660  $  8,745,055  $(10,642,976)  $(150,000)  $(1,976,261)
                               ============  ========  ============  =============  ==========  ============

     See  notes  to  unaudited  consolidated  condensed  financial  statements.

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   __________

1.   GENERAL
     -------

     The unaudited consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Entertainment Technologies & Programs, Inc. and Subsidiaries (the "Company") included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002.

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


2.   BACKGROUND
     ----------

     Entertainment Technologies & Programs, Inc. ("ETP") and its wholly-owned subsidiaries (the "Company") are engaged in two major areas of operations as follows:

     - Operation of entertainment facilities on United States military bases throughout the world, including the planning, promotion and production of live performances at such facilities.

     - Sale of professional sound and lighting equipment and security video to both the United States military and the non-military consumer markets.

     The accompanying consolidated condensed financial statements include the accounts and transactions of ETP, along with its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.


3.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     At December 31, 2002 the Company had a working capital deficit of $(1,515,337) and a stockholders' deficit of $(1,976,261). During the three months ended December 31, 2002 and 2001, the Company experienced net income of $10,523 and a net loss of $(199,104), respectively, and negative cash flows from operations of $(63,206) and $(110,652), respectively.

     At December 31, 2002, in addition to its negative financial results, the Company is delinquent on payments of principal and accrued interest on certain of its notes payable and is in violation of financial and non-financial covenants included in such note payable for which waivers have not been obtained. Debt under those agreements has been classified as current in the accompanying financial statements and certain balances could be called by the creditors.


                                    Continued

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   __________



3.   GOING  CONCERN  CONSIDERATIONS,  CONTINUED
     ------------------------------------------

     Management developed specific current and long-term plans to address its viability as a going concern as follows:

     - During 2001 the Company began a multi-stepped debt reduction plan (the "Plan"). In addition to this Plan, management is currently exploring ways to extinguish additional debt in exchange for assets or through issuances of common stock and to concentrate on its core business.

     - During 2002 and 2001 the Company took steps to restructure its management team and Board of Directors.

     - In 2002, the Company discontinued its amusement operations in order to focus on its segments in which the Company believes it possesses core competencies.

     There can be no assurance that the Company will have the ability to implement its business plan and ultimately attain profitability. The Company's long-term viability as a going concern is dependent upon these key factors, as follows:

     - The Company's ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations in the near term.

     - The ability of the Company to control costs and expand revenues from existing or new businesses.

     - The ability of the Company to minimize or eliminate cost and expenses of litigation outside the normal course of business.

     - The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

     As a result of the going concern issues facing the Company, the Company's independent auditors included an explanatory fourth paragraph stating that there is substantial doubt about the Company's ability to continue as a going concern in their report on the Company's financial statements for the year ended September 30, 2002.


4.   DISCONTINUED  OPERATIONS
     ------------------------

     In January 2002, the Company formalized its plan to offer for sale its amusement operations and assets. Accordingly, results for the Company's amusement operations have been segregated and reported separately as discontinued operations. Amounts for prior periods reported have been restated to reflect these discontinued operations. On December 18, 2002 the Company completed the disposition of a significant portion of its amusement operations and assets when it reached an agreement with certain creditors of the Company to accept certain of the Company's amusement assets as part of a broad agreement to settle substantial obligations of the Company. The Company is actively marketing its remaining amusement assets and expects to complete a sale in 2003.


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


6.   BUSINESS  SEGMENTS
     ------------------

     During the three months ended December 31, 2002 and 2001, the Company operated primarily in two strategic business units that offer different products and services: military entertainment services and retail sale of sound and lighting equipment. Financial information regarding business segments is as follows:

                          MILITARY     MILITARY    CORPORATE
                       ENTERTAINMENT   PRODUCTS    AND OTHER    DISCONTINUED    TOTAL  _
                       --------------  ---------  -----------  --------------  -----------
THREE MONTHS ENDED
  DECEMBER 31, 2002:

Revenues               $      519,691  $ 391,903  $        -   $      81,074   $  992,668
Net income (loss)              71,147     50,541    (111,942)            777       10,523
Total assets                  885,459    581,516      37,638       2,858,816    4,363,429


THREE MONTHS ENDED
  DECEMBER 31, 2001:

Revenues               $      525,330  $ 209,174  $        -   $     116,340   $  850,844
Net income (loss)              84,983     13,473    (249,229)        (48,331)    (199,104)
Total assets                1,059,247    231,491     310,917         889,795    2,491,450


     Intersegment receivables and payables have been shown net in total assets for each segment. The Company evaluates performance based on operating earnings of the respective business units.

     Total revenues reported on the consolidated condensed statement of operations are net of the revenues of the discontinued segment as those revenues are presented in the caption income (loss) from operations of discontinued amusement segment.


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


                                    Continued

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   __________



7.   DEBT  SETTLEMENT  TRUST  OBLIGATION,  CONTINUED
     -----------------------------------------------

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

     Following is an analysis of the debt settlement trust obligation at December 31, 2002:

     Investor  notes  to  be  repaid  by  the  Trust           $2,600,000
     Accrued  interest  on  the  investor  notes                  651,247
     Accrued  operating  expenses                                 193,596
                                                               ----------

     Debt  settlement  trust  obligation                       $3,444,843
                                                               ==========


     Under the terms of the Plan the Company will issue 2,000,000 shares of redeemable convertible preferred stock to the Trust. Such preferred stock, along with the proceeds from sale of certain amusement real estate located in Pasadena, Texas will represent the Company's final funding to the Trust and will result in the elimination of both the assets held for sale and the debt settlement trust obligation shown in the accompanying balance sheet. The terms of the Plan serve to end the Company's continuing financial interest in the amusement properties previously transferred to the trust. Following is a description of the preferences of the preferred stock that will be issued to the Trust:

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


                                    Continued

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________



7.   DEBT  SETTLEMENT  TRUST  OBLIGATION,  CONTINUED
     -----------------------------------------------

     - Mandatory redemption beginning in the fiscal year ending September 30, 2006 based upon twenty percent of net income as presented in the Company's audited financial statements. This redemption feature will continue until all shares have been redeemed.

     Following is the December 31, 2002, condensed pro forma balance sheet of the Company as if the Plan had been implemented at that date:

                                                         PROFORMA        ADJUSTED
                                        AS REPORTED     ADJUSTMENTS       TOTAL
          ASSETS                        (UNAUDITED)     (UNAUDITED)    (UNAUDITED)
          ------                       -------------  ---------------  ------------
Total current assets                   $    799,938   $            -   $   799,938

Property and equipment, net                 665,292                -       665,292
Assets held for sale                      2,858,816    (1)(2,314,886)      543,930
Other assets                                 39,383                -        39,383
                                       -------------  ---------------  ------------

      Total assets                     $  4,363,429   $   (2,314,886)  $ 2,048,543
                                       =============  ===============  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------


Total current liabilities              $  2,315,275   $            -   $ 2,315,275

Notes payable to stockholders               283,500                -       283,500
Notes payable and long-term debt            235,650                -       235,650
Capital lease obligation                     60,422                -        60,422
Debt settlement trust obligation          3,444,843    (2)(3,444,843)            -

Convertible preferred stock                       -    (3)   160,000       160,000

Commitments and contingencies

Stockholders' deficit:
  Common stock, $.001 par value,
    200,000,000 shares authorized,
    71,660,045 shares issued and
    71,260,045 shares outstanding            71,660                -        71,660
  Additional paid-in capital              8,745,055                -     8,745,055
  Accumulated deficit                   (10,642,976)   (4)   969,957    (9,673,019)
  Treasury stock, 400,000 shares at
    cost                                   (150,000)               -      (150,000)
                                       -------------  ---------------  ------------

      Total stockholders' deficit        (1,976,261)         969,957    (1,006,304)
                                       -------------  ---------------  ------------

        Total liabilities and
          stockholders' deficit        $  4,363,429   $   (2,314,886)  $ 2,048,543
                                       =============  ===============  ============


                                    Continued

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________



7.   DEBT  SETTLEMENT  TRUST  OBLIGATION,  CONTINUED
     -----------------------------------------------


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

     The following unaudited proforma data summarizes the operating results of the Company as if the transaction under the Plan had occurred at the beginning of the year ended September 30, 2002 and the three month periods ended December 31, 2002 and 2001.

                                                      YEAR  ENDED
                                                 SEPTEMBER  30,  2002
                                               -------------------------
                                                   AS         PROFORMA
                                                REPORTED    (UNAUDITED)
                                               -----------  ------------
Revenue                                        $2,949,299   $ 2,949,299

Net income (loss)                              $ (787,632)  $   182,325

Basic and diluted earnings (loss) per share:
  Before extraordinary item                    $    (0.01) $      (0.01)
  Extraordinary item                                 0.00          0.01
                                               -----------  ------------

    Net income (loss) per share                $    (0.01)  $      0.00
                                               ===========  ============

                               THREE  MONTHS  ENDED       THREE  MONTHS  ENDED
                                DECEMBER  31,  2002       DECEMBER  31,  2001
                              -----------------------  ------------------------
                                 AS        PROFORMA        AS        PROFORMA
                              REPORTED   (UNAUDITED)    REPORTED   (UNAUDITED)
                              ---------  ------------  ----------  ------------
Revenue                       $ 911,594  $    911,594  $ 734,504   $   734,504

Net income (loss)             $  10,523  $    980,480  $(199,104)  $   770,853

Basic and diluted earnings
  (loss) per share:
  Before extraordinary item   $    0.00  $       0.01  $   (0.00)  $      0.01
  Extraordinary item                  -             -      (0.00)        (0.00)
                              ---------  ------------  ----------  ------------

    Net income (loss) per
      share                   $    0.00  $       0.01  $   (0.00)  $      0.01
                              =========  ============  ==========  ============


                                    Continued

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________



7.   DEBT  SETTLEMENT  TRUST  OBLIGATION,  CONTINUED
     -----------------------------------------------

     The proforma adjustments recognized in preparing the above information on results of operations were as follows:

     Elimination  of  interest  expense  on  trust
       obligations                                                $  260,000
     Elimination  of  loss  on  securities  transferred
       to  the  trust                                                136,000
     Loss  on  operation  of  discontinued  segments  in
       which  the  Company  has  no  continuing  financial
       interest                                                      133,666
     Extraordinary  gain  on  extinguishment  of  debt               440,291
                                                                  ----------

                                                                  $  969,957
                                                                  ==========


                                    Continued

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
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

     RESULTS  OF  OPERATIONS
     -----------------------

     Revenues for the quarter ended December 31, 2002 increased by $177,090, or approximately 24%, from a restated $734,504 for the quarter ended December 31, 2001 to $911,594 for the quarter ended December 31, 2002 primarily due to an increase in sales in our Performance Sound & Light, Inc. ("PS&L") subsidiary during the quarter ended December 31, 2002.

     General and administrative expenses increased by $21,014 from a restated $268,582 for the quarter ended December 31, 2001 to $289,596 for the quarter ended December 31, 2002 primarily due to an increase in litigation expenses related to the Company's continued legal disputes with and as a result of actions by prior management.

     Gross margin for the quarter decreased from 44.7% to 42.9% primarily due to purchase discount programs implemented by PS&L in order to encourage increased sales to our military customers.

     Interest expense decreased by $26,588, or approximately 26%, from a restated $100,682 for the quarter ended December 31, 2001 to $74,094 for the quarter ended December 31, 2002. This decrease is primarily a result of the elimination of extension fees recorded as interest on the Company's trust obligation during the quarter ended December 31, 2001.

     LIQUIDITY  AND  CAPITAL  RESOURCES
     ----------------------------------

     During the year ended September 30, 2002, the Company experienced negative financial results which have continued during the three months ended December 31, 2002 as follows:

                                            THREE MONTHS
                                               ENDED         YEAR ENDED
                                            DECEMBER 31,    SEPTEMBER 30,
                                                2002            2002
                                           --------------  ---------------
     Net income (loss)                     $      10,523   $     (787,632)

     Negative working capital                 (1,515,337)      (1,503,674)

     Negative cash flows from operations         (63,206)        (339,209)

     Accumulated deficit                     (10,642,976)     (10,653,499)

     Stockholders' deficit                    (1,976,261)      (1,986,784)

     In addition to its negative financial results, the Company is also delinquent on payments of principal and accrued interest on certain of its notes payable. Additionally, at December 31, 2002 and September 30, 2002, the Company is in violation of financial and non-financial covenants included in such notes payable for which waivers have not been obtained. Debt under those agreements has been classified as current in the accompanying financial statements and certain balances could be called by the creditors.


                                    Continued

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

     There can be no assurance that the Company will have the ability to implement its business plan and ultimately attain profitability. The Company's long-term viability as a going concern is dependent upon these key factors, as follows:

     - The Company's ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations in the near term.

     - The ability of the Company to control costs and expand revenues from existing or new businesses.

     - The ability of the Company to minimize or eliminate cost and expenses of litigation outside the normal course of business.

     - The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

     As a result of the going concern issues facing the Company, the Company's independent auditors included an emphasis paragraph in their report on the Company's financial statements for the year ended September 30, 2002.

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


                                    Continued

                           PART II.  OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS
-------      ------------------

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

     3. No. 773241; Vincent Schappel vs. Entertainment Technologies & Programs, Inc. in County Court #3, Harris County, Texas

     A suit has been filed against the Company by Vincent Schappell ("Schappell") for the principal amount due of $40,000 resulting from a settlement agreement dated May 2001 between Schappell and the Company and it is likely that the plaintiff will prevail. The Company has established an accrued liability as of December 31, 2002, to cover the Company's exposure. Subsequently, Schappell received a final judgment and the Company has initiated discussions with Mr. Schappell regarding satisfying this judgment.

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


                                    Continued

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     ENTERTAINMENT  TECHNOLOGIES  &  PROGRAMS,  INC.



Date:      February 14, 2003             By:  /s/ George C. Woods
       ------------------------               ----------------------------------
                                         George C. Woods, President, Chief
                                         Executive Officer, Chief Financial
                                         Officer and Director



Date:      February 14, 2003             By:  /s/ Gabriel A. Martin
       ------------------------               ----------------------------------
                                         Gabriel A. Martin, Director



Date:      February 14, 2003             By:  /s/ Kevin P. Regan
       ------------------------               ----------------------------------
                                         Kevin P. Regan, Director



Date:     February 14, 2003              By:  /s/ Richard D. Gittin
       ------------------------               ----------------------------------
                                         Richard D. Gittin, Director

                                 CERTIFICATIONS

                                CEO CERTIFICATION

I,  George  C.  Woods,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Entertainment Technologies & Programs, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                               /S/  GEORGE  C.  WOODS
Date:  February  14,  2003                     ----------------------
                                               George  C.  Woods
                                               President  and  Chief
                                               Executive  Officer

                                CFO CERTIFICATION

I,  George  C.  Woods,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Entertainment Technologies & Programs, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                                           /S/  GEORGE  C.  WOODS
                                           ----------------------
Date:  February  14,  2003                 George  C.  Woods
                                           Chief  Financial  Officer