Form 10QSB
period 2003-03-31
ENTERTAINMENT TECHNOLOGIES & PROGRAMS INC
filed 2003-05-16
CIK 922257

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark  One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended         March 31, 2003
                               -----------------------------
                                               or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________________

                         Commission File Number 0-23914
--------------------------------------------------------------------------------

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              87-0521389
--------------------------------                            -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation  or  organization)                            Identification No.)

        17300 Saturn Lane, Suite 111, Houston, TX                  77058
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

(1)  YES  XXX   NO            (2)  YES   XXX   NO
         -----      -----               -----      -----

     As of March 31, 2003, the Registrant had outstanding 71,260,045 shares of common stock, par value $0.001 per share.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.

                                TABLE OF CONTENTS

                FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2003

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

     Item 1.   Financial Statements                                           3

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 15

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                              17

     Item 6.   Exhibits and Reports on Form 8-K                              18

     Signature Page                                                          19

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.
-------   ---------------------





          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                                   __________





              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

        FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2003 AND 2002

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                   __________

                                                                            PAGE
                                                                            ----

Unaudited Consolidated Condensed Financial
     Statements:

     Unaudited Consolidated Condensed Balance Sheet
          as of March 31, 2003 and September 30, 2002                        5

     Unaudited Consolidated Condensed Statement of
          Operations for the three months and six months
          ended March 31, 2003 and 2002                                      6

     Unaudited Consolidated Condensed Statement of
          Cash Flows for the six months ended March 31,
          2003 and 2002                                                      7

     Unaudited Consolidated Condensed Statement of
          Stockholders' Deficit for the six months
          ended March 31, 2003                                               8

Notes to Unaudited Consolidated Condensed Financial
     Statements                                                              9

            ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEET
                                     __________


                                                        MARCH 31,
                                                           2003       SEPTEMBER 30,
     ASSETS                                            (UNAUDITED)        2002
     ------                                            ------------  ---------------
Current assets:
  Cash and cash equivalents                            $    19,644   $       34,558
  Accounts receivable, net                                 247,188          465,777
  Inventory                                                169,789          114,758
  Prepaid expenses                                          58,901           32,913
                                                       ------------  ---------------

    Total current assets                                   495,522          648,006

Property and equipment, net                                615,979          709,800
Assets held for sale                                       460,754        2,858,816
Other assets                                                28,579           36,428
                                                       ------------  ---------------

      Total assets                                     $ 1,600,834   $    4,253,050
                                                       ============  ===============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Current portion of notes payable to stockholders     $   569,655   $      532,625
  Current portion of notes payable and long-term debt      900,180        1,022,800
  Current portion of capital lease obligations              58,953           55,418
  Accounts payable and accrued liabilities                 555,729          540,837
                                                       ------------  ---------------

    Total current liabilities                            2,084,517        2,151,680

Notes payable to stockholders                              283,500          283,500
Notes payable and long-term debt                           212,229          272,364
Capital lease obligation                                    56,146           87,447
Debt settlement trust obligation                                 -        3,444,843
Convertible preferred stock                                160,000                -
                                                       ------------  ---------------

      Total liabilities                                  2,796,392        6,239,834
                                                       ------------  ---------------

Commitments and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 200,000,000 shares
    authorized, 71,660,045 shares issued and
    71,260,045 shares outstanding                           71,660           71,660
  Additional paid-in capital                             8,745,055        8,745,055
  Accumulated deficit                                   (9,862,273)     (10,653,499)
  Treasury stock, 400,000 shares at cost                  (150,000)        (150,000)
                                                       ------------  ---------------

      Total stockholders' deficit                       (1,195,558)      (1,986,784)
                                                       ------------  ---------------

        Total liabilities and stockholders' deficit    $ 1,600,834   $    4,253,050
                                                       ============  ===============


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

                    ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                             __________


                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                 MARCH 31,                  MARCH 31,
                                        --------------------------  --------------------------
                                                          2002                        2002
                                            2003       (RESTATED)       2003       (RESTATED)
                                        ------------  ------------  ------------  ------------

Total revenue                           $   813,825   $   721,655   $ 1,725,419   $ 1,456,159

Total cost of sales and services            484,127       364,683     1,004,899       770,817
                                        ------------  ------------  ------------  ------------

Gross margin                                329,698       356,972       720,520       685,342

General and administrative expenses         293,475       316,029       583,071       584,609

Depreciation expense                         53,672        56,700       109,058       102,900
                                        ------------  ------------  ------------  ------------

  Income (loss) from operations             (17,449)      (15,757)       28,391        (2,167)
                                        ------------  ------------  ------------  ------------

Other income (expenses):
  Interest expense                          (67,063)     (160,854)     (141,157)     (261,535)
  Gain on settlement of trust
    obligation                            1,019,374             -     1,019,374             -
  Write-down of assets held for sale       (150,069)            -      (150,069)            -
  Gain on disposal of property and
    equipment                                     -             -        38,000         5,017
  Other                                     (14,240)            -       (14,240)      (34,020)
  Severance pay to former employee
    and related costs                             -       (15,500)            -       (50,176)
                                        ------------  ------------  ------------  ------------

    Total other income (expenses), net      788,002      (176,354)      751,908      (340,714)
                                        ------------  ------------  ------------  ------------

Income (loss) from continuing
  operations                                770,553      (192,111)      780,299      (342,881)

Discontinued operations-income from
  operation of discontinued amusement
  segment                                    10,150       428,288        10,927       379,954
                                        ------------  ------------  ------------  ------------

Net income                              $   780,703   $   236,177   $   791,226   $    37,073
                                        ============  ============  ============  ============


Basic and diluted net income per
  common share:
  Continuing operations                 $      0.01   $     (0.00)  $      0.01   $     (0.00)
  Discontinued operations                      0.00          0.00          0.00          0.00
                                        ------------  ------------  ------------  ------------

    Net income                          $      0.01   $      0.00   $      0.01   $      0.00
                                        ============  ============  ============  ============

Weighted average shares outstanding      71,660,645    70,308,033    71,660,045    65,619,655
                                        ============  ============  ============  ============

                             See accompanying notes.

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                   __________


                                                       SIX MONTHS ENDED
                                                           MARCH 31,
                                                   ------------------------
                                                       2003         2002
                                                   ------------  ----------
Cash flows from operating activities:
  Net income (loss)                                $   791,226   $  37,071
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Gain on settlement of trust obligation          (1,019,374)          -
    Write-down of assets held for sale                 150,069           -
    Changes in operating assets and liabilities        251,893    (234,545)
                                                   ------------  ----------

      Net cash provided by (used in) operating
        activities                                     173,814    (197,474)
                                                   ------------  ----------

Cash flows from investing activities:
  Capital expenditures                                 (15,237)   (125,863)
                                                   ------------  ----------

      Net cash used in investing activities            (15,237)   (125,863)
                                                   ------------  ----------

Cash flows from financing activities:
  Proceeds from sale of common stock                         -      77,500
  Proceeds from notes payable                          109,406     320,000
  Payments on notes payable and capital lease
    obligations                                       (282,897)    (38,389)
                                                   ------------  ----------

      Net cash (used in) provided by financing
        activities                                    (173,491)    359,111
                                                   ------------  ----------

Increase (decrease) in cash and cash equivalents       (14,914)     35,774

Cash and cash equivalents, beginning of period          34,558      30,288
                                                   ------------  ----------

Cash and cash equivalents, end of period           $    19,644   $  66,062
                                                   ============  ==========


                             See accompanying notes.

                    ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

                              FOR THE SIX MONTHS ENDED MARCH 31, 2003

                                             __________

                                                    ADDITIONAL
                                   COMMON STOCK      PAID-IN     ACCUMULATED   TREASURY
                                 SHARES    AMOUNT    CAPITAL       DEFICIT       STOCK        TOTAL
                               ----------  -------  ----------  -------------  ----------  ------------

Balance at September 30, 2002  71,660,045  $71,660  $8,745,055  $(10,653,499)  $(150,000)  $(1,986,784)

Net income                              -        -           -       791,226           -       791,226
                               ----------  -------  ----------  -------------  ----------  ------------

Balance at March 31, 2003      71,660,045  $71,660  $8,745,055  $ (9,862,273)  $(150,000)  $(1,195,558)
                               ==========  =======  ==========  =============  ==========  ============



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

     - Sale of professional sound, lighting, and security video equipment to both the United States military and the non-military consumer markets.

     The accompanying consolidated condensed financial statements include the accounts and transactions of ETP, along with its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.


3.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     At March 31, 2003 the Company had a working capital deficit of $(1,558,995) and a stockholders' deficit of $(1,195,558). During the six months ended March 31, 2003 and 2002, the Company experienced net income of $791,226 and $37,073, respectively, and cash flows from operations of $173,814 and $(197,474), respectively.

     At March 31, 2003, in addition to its negative financial results, the Company is delinquent on payments of principal and accrued interest on a note payable for which a waiver has not been obtained. The Company is also in violation of financial and non-financial covenants included in a note payable to a bank for which waivers have not been obtained. Debt under this agreement has been classified as current in the accompanying financial statements as this debt could be called by the creditors.

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

     There can be no assurance that the Company will have the ability to implement its business plan and ultimately attain profitability. The Company's long-term viability as a going concern is dependent upon four key factors, as follows:

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


4.   NEW  ACCOUNTING  PRONOUNCEMENT
     ------------------------------

     In April 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"). This statement, among other things, rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. It states that if a debt extinguishment does not meet the unusual and infrequent criteria in APB Opinion No. 30, a related gain or loss should not be classified as extraordinary. We adopted SFAS No. 145 on October 1, 2002 and have reclassified prior year extraordinary gains on extinguishment of debt into operations.

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   __________


5.   DISCONTINUED  OPERATIONS
     ------------------------

     In January 2002, the Company formalized its plan to offer for sale its amusement operations and assets. Accordingly, results for the Company's amusement operations have been segregated and reported separately as discontinued operations. Amounts for prior periods reported have been restated to reflect these discontinued operations. On December 18, 2002 the Company completed the disposition of a significant portion of its amusement operations and assets when it reached an agreement with certain creditors of the Company to accept certain of the Company's amusement assets as part of a broad agreement to settle substantial obligations of the Company. The Company is actively marketing its remaining amusement assets and expects to complete a sale in 2003. In addition, during the quarter ended March 31, 2003 the Company has recorded a write-down on these assets of $150,069 to reflect these assets at net realizable value less costs to sell.

     Prior year financial statements have been restated to reflect this discontinued operation.


6.   INCOME  TAXES
     -------------

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


7.   BUSINESS  SEGMENTS
     ------------------

     During the three months and six months ended March 31, 2003 and 2002, the Company operated primarily in two strategic business units that offer different products and services: military entertainment services and retail sale of sound and lighting equipment. Financial information regarding business segments is as follows:

                                                        CORPORATE
                              MILITARY      MILITARY    AND ELIM-   DISCON-
                           ENTERTAINMENT    PRODUCTS    INATIONS     TINUED     TOTAL
                           --------------  ----------  -----------  --------  ----------
THREE MONTHS ENDED MARCH
  31, 2003:

Revenues                   $      451,735  $ 362,090   $        -   $ 83,358  $  897,183
Net income                         17,224     42,640      710,689     10,150     780,703
Total assets                    1,451,919    349,512     (669,418)   468,821   1,600,834


THREE MONTHS ENDED MARCH
  31, 2002:

Revenues                   $      615,124  $ 106,531   $        -   $109,587  $  831,242
Net income (loss)                  88,732    (12,960)    (267,877)   428,288     236,177
Total assets                    1,312,130    203,871      329,015    453,193   2,298,209

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   __________


7.   BUSINESS  SEGMENTS,  CONTINUED
     ------------------------------

                                                      CORPORATE
                            MILITARY      MILITARY    AND ELIM-   DISCON-
                         ENTERTAINMENT    PRODUCTS    INATIONS     TINUED     TOTAL
                         --------------  ----------  -----------  --------  ----------
SIX MONTHS ENDED MARCH
  31, 2003:

Revenues                 $      971,426  $ 753,993   $        -   $164,432  $1,889,851
Net income                       88,371     93,181      598,747     10,927     791,226
Total assets                  1,451,919    349,612     (669,418)   468,821   1,600,834


SIX MONTHS ENDED MARCH
  31, 2002:

Revenues                 $    1,140,454  $ 315,705   $        -   $225,927  $1,682,086
Net income (loss)               148,213    (12,029)    (465,765)   366,654      37,073
Total assets                  1,312,130    203,871      329,015    453,193   2,298,209


     Intersegment receivables and payables have been shown net in total assets for each segment. The Company evaluates performance based on operating earnings of the respective business units.

     Total revenues reported on the consolidated condensed statement of operations are net of the revenues of the discontinued segment as those revenues are presented in the caption income from operations of discontinued amusement segment.


8.   DEBT  SETTLEMENT  TRUST  OBLIGATION
     -----------------------------------

     In December 2000, the Company entered into an agreement (the "Trust Agreement") with the holders of the Investor Notes. Under the terms of the Trust Agreement, the Company placed certain of its amusement properties with an appraised value of $2,495,000 (the "Properties) into a trust (the "Trust") that was established to (i) consolidate the ownership interests of the individual holders of the Investor Notes into beneficial interests in the Trust, (ii) liquidate the Properties that were placed into the Trust, and (iii) distribute the proceeds from liquidation of the Properties to the beneficial interests in the Trust. The Trust ultimately seeks to fully retire the Investor Notes plus accrued interest through the date of retirement. At the inception of the Trust, the Investor Notes had a face value of $2,600,000 and accrued interest of $320,487. An extension fee of 10% of the outstanding note balance is due to the beneficial holders quarterly and is to be paid by the Trust. The Company has also agreed to place shares of its restricted common stock and certain other amusement properties into the Trust.

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

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   __________


8.   DEBT  SETTLEMENT  TRUST  OBLIGATION,  CONTINUED
     -----------------------------------------------

     Under the terms of the Plan the Company issued 2,000,000 shares of redeemable convertible preferred stock to the Trust. Such preferred stock, along with the proceeds from sale of certain amusement real estate located in Pasadena, Texas represented the Company's final funding to the Trust and resulted in the elimination of both the assets held for sale and the debt settlement trust obligation that were previously recorded in the accompanying balance sheet. The terms of the Plan serve to end the Company's continuing financial interest in the amusement properties previously transferred to the trust. Following is a description of the preferences of the preferred stock that has been issued to the Trust:

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


     Upon issuance of the convertible preferred stock discussed above, the Company (1) eliminated the waterpark and raceway assets previously transferred to the trust because the Company will have no continuing financial interest in those assets; (2) eliminated the debt settlement trust obligation that will be satisfied under the Plan; (3) recognized the issuance of 2,000,000 shares of convertible preferred stock with a value of $160,000 at the date of approval of the Plan; and (4) recognized a gain of $1,019,374 upon extinguishment of the debt settlement trust obligation.

     The issuance of the $160,000 of convertible preferred stock was a non-cash transaction as it was issued as part of the above-mentioned settlement.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   __________


9.   CAPITAL  LEASE  SETTLEMENT  AGREEMENT
     -------------------------------------

     During the year ended September 30, 1997, the Company entered into a capital lease agreement (the "1997 Lease") to acquire $700,000 of games for use in its amusement facilities. As of February 18, 2002, the Company was approximately $882,088 past due on required payments under the lease obligation. Such past due payments included accrued interest expense of $256,783, accrued sales tax expense of $56,875 and principal payments of $568,430. Effective February 18, 2002, the Company settled all outstanding liabilities owed under the 1997 Lease for a note payable in the amount of $450,000 due in forty-five equal monthly installments. The settlement resulted in a gain of $432,088. Due to the adoption of SFAS No. 145 (See
     Note 2) this gain has been reclassified into operations. In addition, since this gain was part of the segment of the Company that has been discontinued, the gain is now reflected in discontinued operations in the accompanying financial statements for the applicable period.

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

     RESULTS  OF  OPERATIONS
     -----------------------

     Revenues for the quarter ended March 31, 2003 increased by $92,170 or approximately 12.8% from a restated $721,655 for the quarter ended March 31, 2002 to $813,825 for the quarter ended March 31, 2003 primarily due to the significant growth in military products and installation revenues in our subsidiary, Performance Sound & Light, Inc. This growth is tempered by the decrease in revenues from military entertainment services in our NiteLife
Military Entertainment subsidiary due to military service personnel being deployed for the Iraq war.

     Gross margin for the quarter decreased from 49.5% to 40.5% primarily due to the decrease in NiteLife revenues which reduced the combined gross margin. However, Performance Sound and Light improved its gross margin from 22.2% to 34% for the quarter due to increased revenues from higher gross margin custom product installations.

     General and administrative expenses decreased by $22,554 from a restated $316,029 for the quarter ended March 31, 2002 to $292,475 for the quarter ended March 31, 2003 primarily due to a reduction in personnel-related costs.

     Interest expense decreased by $93,791 or approximately 58.3% from a restated $160,854 for the quarter ended March 31, 2002 to $67,063 for the quarter ended March 31, 2003. This decrease is the result of the elimination of extension fees recorded as interest on the Company's trust obligation during the quarter ended March 31, 2002.

     The Company recorded a gain on settlement of trust obligation of $1,019,374 for the quarter ended March 31, 2003. See footnote 8 for additional information.

     The Company recorded a write-down of assets held for sale of $150,069 for the quarter ended March 31, 2003 to reflect these assets at net realizable value less costs to sell. See footnote 5 for additional information.


     LIQUIDITY  AND  CAPITAL  RESOURCES
     ----------------------------------

     During the year ended September 30, 2002, the Company experienced negative financial results which have continued during the six months ended March 31, 2003 as follows:

                                             SIX MONTHS
                                               ENDED        YEAR ENDED
                                             MARCH 31,     SEPTEMBER 30,
                                                2003           2002
                                            ------------  ---------------

     Net income (loss)                      $   791,226   $     (787,632)

     Negative working capital                (1,588,995)      (1,503,674)

     Cash flows from operations                 173,814         (339,209)

     Accumulated deficit                     (9,862,273)     (10,653,499)

     Stockholders' deficit                   (1,195,558)      (1,986,784)

     In addition to its negative financial results, the Company is also delinquent on payments of principal and accrued interest on a note payable for which a waiver has been not obtained. Additionally, at March 31, 2003 and September 30, 2002, the Company is in violation of financial and non-financial covenants included in a note payable to a bank for which waivers have not been obtained. Debt under this agreement has been classified as current in the accompanying financial statements as this debt could be called by the creditors.

     As a result of the going concern issues facing the Company, the Company's independent auditors included an emphasis paragraph in their report on the Company's financial statements for the year ended September 30, 2002.

     CRITICAL ACCOUNTING POLICIES
     ----------------------------

     REVENUE  RECOGNITION

     Revenue from operations of entertainment facilities on United States military bases is recognized at the time services are performed. Revenue from sale of sound, lighting and other equipment is recognized at the time products are shipped.

     NEW  ACCOUNTING  PRONOUNCEMENTS

     Please refer to the Annual Report on Form 10-KSB for the year ended September 30, 2002 for disclosures regarding the Company's treatment of new accounting policies.

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

     On April 12, 2003 management reached a settlement with Market News Alert, Inc. and the case has been dismissed. The result of this settlement did not result in the issuance of common stock and will not have a material impact on the Company's financial position or results of operations.

     2. No. 2002-08825; Entertainment Technologies & Programs, Inc. vs. James Douglas Butcher, in the District Court of Harris County, Texas; 151st Judicial District

     On February 12, 2002, the Company filed suit against James Douglas Butcher, former Chairman and Chief Executive Officer of the Company, to recover an unspecified amount of damages due to Mr. Butcher's alleged violation of a covenant not to compete, breach of fiduciary duty, breach of contract and conversion relating to his employment agreement dated November 10, 1995 and effective as of May 11, 1995. On February 27, 2002, Mr. Butcher filed counterclaims against the Company. The Company intends to vigorously prosecute this matter to a conclusion, though the Company cannot predict with any certainty the eventual outcome of this litigation.

     3. No. 773241; Vincent Schappel vs. Entertainment Technologies & Programs, Inc. in County Court #3, Harris County, Texas

     A suit was filed against the Company by Vincent Schappell ("Schappell") for the principal amount due of $40,000 resulting from a settlement agreement dated May 2001 between Schappell and the Company. The Company has established an accrued liability as of March 31, 2003, to cover the Company's exposure. Subsequently, Schappell was awarded a judgment against the Company, which on April 28, 2003, the Company satisfied the judgment through payment of the liability.

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


ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K
------    -------------------------------------

     (a)  Exhibits

          Exhibit        Description  of  the  Exhibit
          -------        -----------------------------

          99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b)  Reports  on  Form  8-K

          There were no reports filed on Form 8-K for the quarterly period ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.



Date:       May 14, 2003             By: /s/ George C. Woods
       ----------------------            ------------------------------
                                         George C. Woods, President, Chief
                                         Executive Officer, Chief Financial
                                         Officer and Director



Date:       May 14, 2003             By: /s/ Gabriel A. Martin
       ----------------------            ------------------------------
                                         Gabriel A. Martin, Director



Date:       May 14, 2003             By: /s/ Kevin P. Regan
       ----------------------            ------------------------------
                                         Kevin P. Regan, Director



Date:       May 14, 2003             By: /s/ Richard D. Gittin
       ----------------------            ------------------------------
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



                                                   /S/ GEORGE C. WOODS
                                                   ------------------
Date: May 14, 2003                                 George C. Woods
                                                   President and Chief
                                                   Executive Officer

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



                                                   /S/ GEORGE C. WOODS
                                                   ------------------
                                                   George C. Woods
Date: May 14, 2003                                 Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit     Description  of  the  Exhibit
-------     -----------------------------

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.