Form 10QSB
period 2003-06-30
ENTERTAINMENT TECHNOLOGIES & PROGRAMS INC
filed 2003-08-19
CIK 922257

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For  the  quarterly  period  ended     June  30,  2003
                                   -----------------------
                                            or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________________

                         Commission File Number 0-23914
                         ------------------------------

                   ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.
                   -------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                            87-0521389
--------------------------------                          --------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification  No.)


    17300  Saturn  Lane,  Suite  111,  Houston,  TX               77058
    -------------------------------------------------          -----------
    (Address  of  principal  executive  offices)                (Zip Code)

                                 (281) 486-6115
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  YES  XXX   NO                            (2)  YES  XXX   NO
         ----      ----                                ----      ----

     As of June 30, 2003, the Registrant had outstanding 71,260,045 shares of common stock, par value $0.001 per share.


Transitional Small Business Disclosure Format (Check One):

                                 YES         NO  XXX
                                     ----       ----

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.

                                TABLE OF CONTENTS

                FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2003

                                                                            PAGE
                                                                            ----

PART  I.  FINANCIAL  INFORMATION

      Item  1.  Financial  Statements                                          3

      Item  2.  Management's  Discussion  and  Analysis  of
                Financial  Condition  and  Results  of  Operations            15

      Item  3.  Controls and Procedures

PART  II.  OTHER  INFORMATION

      Item  1.  Legal  Proceedings                                            17

      Item  6.  Exhibits  and  Reports  on  Form  8-K                         18

      Signature Page                                                          19

                          PART I. FINANCIAL INFORMATION

ITEM  1.   FINANCIAL  STATEMENTS.
-------    ---------------------




          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

                                   __________





              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2003 AND 2002

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                   __________

                                                                            PAGE
                                                                            ----

Unaudited Consolidated Condensed Financial
  Statements:

Unaudited Consolidated Condensed Balance Sheet
    as  of  June  30,  2003  and  September  30,  2002                         5

  Unaudited Consolidated Condensed Statement of
    Operations  for  the  three  months  and  nine  months
    ended  June  30,  2003  and  2002                                          6

  Unaudited  Consolidated  Condensed  Statement  of
    Cash  Flows  for  the  nine  months  ended  June  30,
    2003  and  2002                                                            7

  Unaudited  Consolidated  Condensed  Statement  of
    Stockholders'  Deficit  for  the  nine  months
    ended  June  30,  2003                                                     8

Notes to Unaudited Consolidated Condensed Financial
  Statements                                                                   9

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                   __________


                                                         JUNE 30,
                                                           2003        SEPTEMBER 30,
     ASSETS                                             (UNAUDITED)        2002
     ------                                            -------------  ---------------
Current assets:
  Cash and cash equivalents                            $      1,056   $       34,558
  Accounts receivable, net                                  320,470          465,777
  Inventory                                                  71,696          114,758
  Prepaid expenses                                           53,005           32,913
                                                       -------------  ---------------

    Total current assets                                    446,227          648,006

Property and equipment, net                                 592,167          709,800
Assets held for sale                                        460,754        2,858,816
Other assets                                                 32,883           36,428
                                                       -------------  ---------------

      Total assets                                     $  1,532,031   $    4,253,050
                                                       =============  ===============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Current portion of notes payable to stockholders     $    874,708   $      532,625
  Current portion of notes payable and long-term debt       763,968        1,022,800
  Current portion of capital lease obligations               73,580           55,418
  Accounts payable and accrued liabilities                  521,132          540,837
                                                       -------------  ---------------

    Total current liabilities                             2,233,388        2,151,680

Notes payable to stockholders                               283,500          283,500
Notes payable and long-term debt                            234,610          272,364
Capital lease obligation                                     11,892           87,447
Debt settlement trust obligation                                  -        3,444,843
Convertible preferred stock                                 160,000                -
                                                       -------------  ---------------

      Total liabilities                                   2,923,390        6,239,834
                                                       -------------  ---------------

Commitments and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 200,000,000 shares
    authorized, 71,660,045 shares issued and
    71,260,045 shares outstanding                            71,660           71,660
  Additional paid-in capital                              8,745,055        8,745,055
  Accumulated deficit                                   (10,058,074)     (10,653,499)
  Treasury stock, 400,000 shares at cost                   (150,000)        (150,000)
                                                       -------------  ---------------

      Total stockholders' deficit                        (1,391,359)      (1,986,784)
                                                       -------------  ---------------

        Total liabilities and stockholders' deficit    $  1,532,031   $    4,253,050
                                                       =============  ===============


Note: The balance sheet at September 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

        FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2003 AND 2002

                                   __________


                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                  JUNE 30,                   JUNE 30,
                                         --------------------------  --------------------------
                                                           2002                        2002
                                             2003       (RESTATED)       2003       (RESTATED)
                                         ------------  ------------  ------------  ------------
Total revenue                            $ 1,037,587   $   751,593   $ 2,763,006   $ 2,207,752

Total cost of sales and services             713,530       413,405     1,718,429     1,184,222
                                         ------------  ------------  ------------  ------------

Gross margin                                 324,057       338,188     1,044,577     1,023,530

General and administrative expenses          264,640       322,876       847,711       907,485

Depreciation expense                          54,683        57,330       163,741       160,230
                                         ------------  ------------  ------------  ------------

  Income (loss) from operations                4,734       (42,018)       33,125       (44,185)
                                         ------------  ------------  ------------  ------------

Other income (expenses):
  Interest expense                          (154,808)     (177,029)     (295,965)     (438,564)
  Gain on settlement of trust
    obligation                                     -             -     1,019,374             -
  Write-down of assets held for sale               -             -      (150,069)            -
  Gain on disposal of property and
    equipment                                 10,000         4,855        48,000         9,872
  Other                                      (24,390)            -       (38,630)      (34,020)
  Severance pay to former employee
    and related costs                              -       (12,160)            -       (62,336)
                                         ------------  ------------  ------------  ------------

    Total other income (expenses), net      (169,198)     (184,334)      582,710      (525,048)
                                         ------------  ------------  ------------  ------------

Income (loss) from continuing
  operations                                (164,464)     (226,352)      615,835      (569,233)

Discontinued operations-income (loss)
  from operation of discontinued
  amusement segment                          (31,337)      (30,667)      (20,410)      349,287
                                         ------------  ------------  ------------  ------------

Net income (loss)                        $  (195,801)  $  (257,019)  $   595,425   $  (219,946)
                                         ============  ============  ============  ============


Basic and diluted net income per
  common share:
  Continuing operations                  $     (0.00)  $     (0.00)  $      0.01   $     (0.00)
  Discontinued operations                      (0.00)        (0.00)        (0.00)         0.00
                                         ------------  ------------  ------------  ------------

    Net income                           $     (0.00)  $     (0.00)  $      0.01   $     (0.00)
                                         ============  ============  ============  ============

Weighted average shares outstanding       71,660,645    71,126,529    71,660,045    67,455,280
                                         ============  ============  ============  ============

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002

                                   __________


                                                     2003        2002
                                                  ----------  ----------
Cash flows from operating activities:
  Net income                                      $ 595,425   $(219,946)
  Adjustments to reconcile net loss to net cash
    used in operating activities:                  (594,415)     66,256
                                                  ----------  ----------

      Net cash provided by (used in) operating
        activities                                    1,010    (153,690)
                                                  ----------  ----------

Cash flows from investing activities:
  Capital expenditures                              (46,108)   (139,665)
                                                  ----------  ----------

      Net cash used in investing activities         (46,108)   (139,665)
                                                  ----------  ----------

Cash flows from financing activities:
  Proceeds from sale of common stock                      -      78,000
  Proceeds from notes payable                       385,958     320,000
  Payments on notes payable and capital lease
    obligations                                    (374,362)   (124,596)
                                                  ----------  ----------

      Net cash provided by financing
        activities                                   11,596     273,404
                                                  ----------  ----------

Decrease in cash and cash equivalents               (33,502)    (19,951)

Cash and cash equivalents, beginning of period       34,558      30,288
                                                  ----------  ----------

Cash and cash equivalents, end of period          $   1,056   $  10,337
                                                  ==========  ==========

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                      ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

                              FOR THE NINE MONTHS ENDED JUNE 30, 2003

                                            __________

                                                        ADDITIONAL
                                     COMMON STOCK        PAID-IN      ACCUMULATED    TREASURY
                                  SHARES      AMOUNT     CAPITAL        DEFICIT       STOCK        TOTAL
                               ------------  --------  ------------  -------------  ----------  ------------
Balance at September 30, 2002    71,660,045  $ 71,660  $  8,745,055  $(10,653,499)  $(150,000)  $(1,986,784)

Net income                                -         -             -       595,425           -       595,425
                               ------------  --------  ------------  -------------  ----------  ------------

Balance at June 30, 2003         71,660,045  $ 71,660  $  8,745,055  $(10,058,074)  $(150,000)  $(1,391,359)
                               ============  ========  ============  =============  ==========  ============

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

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


3.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     At June 30, 2003 the Company had a working capital deficit of $(1,787,161) and a stockholders' deficit of $(1,391,359). During the nine months ended March 31, 2003 and 2002, the Company had net income (loss) of $595,425 and $(219,946), respectively, and cash flows from operations of $1,010 and $(153,690), respectively.

     In addition to its negative financial results, at June 30, 2003, the Company is also delinquent on payments of principal and accrued interest on a note payable for which a waiver has been obtained. The Company is also in violation of financial and non-financial covenants included in a note payable to a bank for which waivers have not been obtained. Debt under this agreement has been classified as current in the accompanying financial statements as this debt could be called by the creditors.

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

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   __________


5.   DISCONTINUED  OPERATIONS
     ------------------------

     In January 2002, the Company formalized its plan to offer for sale its amusement operations and assets. Accordingly, results for the Company's amusement operations have been segregated and reported separately as discontinued operations. Amounts for prior periods reported have been restated to reflect these discontinued operations. On December 18, 2002 the Company completed the disposition of a significant portion of its amusement operations and assets when it reached an agreement with certain creditors of the Company to accept certain of the Company's amusement assets as part of a broad agreement to settle substantial obligations of the Company. The Company is actively marketing its remaining amusement assets and expects to complete a sale in 2003. In addition, during the nine months ended June 30, 2003 the Company has recorded a write-down on these assets of $150,069 to reflect these assets at net realizable value less costs to sell.

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


7.   BUSINESS  SEGMENTS
     ------------------

     During the three months and nine months ended June 30, 2003 and 2002, the Company operated primarily in two strategic business units that offer different products and services: military entertainment services and retail sale of sound and lighting equipment. Financial information regarding business segments is as follows:

                                                       CORPORATE
                             MILITARY      MILITARY    AND ELIM-     DISCON-
                           ENTERTAINMENT   PRODUCTS     INATIONS     TINUED       TOTAL
                          ---------------  ---------  ------------  ---------  -----------
THREE MONTHS ENDED JUNE
  30, 2003:

Revenues                  $      428,304   $ 609,283  $         -   $ 81,876   $1,119,463
Net income                       (65,550)     11,483     (110,397)   (31,337)    (195,801)
Total assets                   1,523,605     661,777   (1,125,112)   471,761    1,532,031


THREE MONTHS ENDED JUNE
  30, 2002:

Revenues                  $      533,911   $ 217,682  $         -   $143,233   $  894,826
Net income (loss)                 40,244      31,083     (310,979)   (17,367)    (257,019)
Total assets                   1,398,658     204,578      458,000    301,960    2,363,196

          ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   __________


7.   BUSINESS  SEGMENTS,  CONTINUED
     ------------------------------

                                                      CORPORATE
                            MILITARY      MILITARY    AND ELIM-     DISCON-
                         ENTERTAINMENT    PRODUCTS     INATIONS     TINUED       TOTAL
                         --------------  ----------  ------------  ---------  -----------
NINE MONTHS ENDED JUNE
  30, 2003:

Revenues                 $    1,399,730  $1,363,276  $         -   $246,308   $3,009,314
Net income                       22,821     104,664      488,350    (20,410)     595,425
Total assets                  1,523,605     661,777   (1,125,112)   471,761    1,532,031


NINE MONTHS ENDED JUNE
  30, 2002:

Revenues                 $    1,674,365  $  533,387  $         -   $369,160   $2,576,912
Net income (loss)               188,457      19,054     (776,744)   349,287     (219,946)
Total assets                  1,398,658     204,578      458,000    301,960    2,363,196


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

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   __________


9.   CAPITAL  LEASE  SETTLEMENT  AGREEMENT
     -------------------------------------

     During the year ended September 30, 1997, the Company entered into a capital lease agreement (the "1997 Lease") to acquire $700,000 of games for use in its amusement facilities. As of February 18, 2002, the Company was approximately $882,088 past due on required payments under the lease obligation. Such past due payments included accrued interest expense of $256,783, accrued sales tax expense of $56,875 and principal payments of $568,430. Effective February 18, 2002, the Company settled all outstanding liabilities owed under the 1997 Lease for a note payable in the original amount of $450,000 due in forty-five equal monthly installments. The settlement resulted in a gain of $432,088. At June 30, 2003 the total amount remaining under the settlement agreement is $337,500 and is included in notes payable in the accompanying consolidated balance sheet. Due to the adoption of SFAS No. 145 (See Note 2) this gain has been reclassified into operations. In addition, since this gain was part of the segment of the Company that has been discontinued, the gain is now reflected in discontinued operations in the accompanying financial statements for the applicable period.

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

     At June 30, 2003, the Company is in default of the payment terms under the settlement agreement and has reduced payments under the agreement to $5,000 per month upon notification of the creditor. The creditor has not given formal acceptance of the reduced payments but has not given notification of an event of default. If such notification is given, the Company may be unable to cure the default within sixteen days and may be liable for the full amount of the judgment resulting in a reversal of the $432,088 gain previously recognized. Such event would have a serious adverse effect on the Company's financial position and results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
         OF  OPERATIONS.
         --------------

     The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in the unaudited consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in the our 10-KSB for the year ended September 30, 2002.

     Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements; factors that could cause actual results to differ materially include, but are not limited to:

     -    economic  uncertainty;

     - risks associated with debt service requirements and our significant financial leverage;

     - future issuance of shares in exchange for debt settlements, which could result in further dilution to our shareholders;

     -    the  loss  of  any  significant  customer  or  contract;

     - continued implementation by U.S. military base officials of behavior policies which restrict patron activities in the clubs with whom we contract to provide our services;

     - the outcome of known and unknown litigation and other potential claims asserted against us;

     - our contingent liabilities, including the potential for property losses;

     -    demographic  changes  within  the  military;

     - the ongoing war on terrorism and specific wars abroad which require U.S. troops to leave their home bases;

     - the availability and terms of capital to fund our operational activities, retire old debts, and finance the expansion of our business; and

     -    other  risks referenced from time to time in our filings with the SEC.

     Potential purchasers of our capital stock are cautioned not to place undue reliance on such statements, which speak only as of the date thereof.

     The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no duty to update these forward-looking statements, even though our situation may change in the future.

OVERVIEW
--------

     We are a full-service supplier of entertainment management services and products to the U.S. Military through our two Armed Forces Non-Appropriated Funds (AFNAF) contracts. Through our wholly-owned subsidiary, NiteLife Military Entertainment, Inc. ("NiteLife"), we manage approximately 90 entertainment facilities on approximately 30 U.S. military bases worldwide. Through our wholly-owned subsidiary Performance Sound & Light, Inc. ("PS&L"), we sell and install security video and professional sound and lighting equipment to military and civilian customers.

     We are strategically positioned as a provider of a comprehensive array of entertainment products and services to both the military and the civilian markets. We are primarily engaged in the design and construction of entertainment facilities in military venues and the provision of entertainment services within these facilities and the sale of professional sound, lighting and security video equipment through catalogs and the internet to both military and civilian customers.

     We believe that we have a unique and dominant market share in the creation and operation of entertainment systems on U.S. military bases located in the United States, Europe and Asia. We believe the barriers to entry in our business with the military are formidable for any private group attempting to compete in this market. New entrants would require significant time and effort to develop the necessary relationships to become a preferred independent contractor to the government, especially for entertainment venues. We are the only supplier of entertainment services on U.S. military bases worldwide to have been awarded AFNAF (Air Force Non Appropriated Fund) contracts and the first service company to be awarded such AFNAF status. AFNAF contracts allow us to obtain business from all branches of the military without entering into competitive bids, a process typically required of most independent government contractors and service providers. Through our renewable AFNAF contracts and many years of reliable and quality services, we have developed very strong relationships with base commanders and venue coordinators, and have become the leading independent entertainment provider to U.S. military bases. This highly unique advantage has been developed through years of successful interaction with all branches of the Armed Forces in military entertainment venues throughout the world. In addition to military markets, we have the opportunity to exploit our success through expansion into commercial markets, both domestically and internationally, utilizing our valuable experience and developed expertise

OUTLOOK
-------

     For the past few years we have experienced a significant deterioration in our consolidated financial results due to the diversification and expansion efforts under founding management. These failed efforts have left us with a severely high debt load, numerous and ongoing litigation costs, and has significantly impeded our ability to grow, develop new business and fund growth. While many of these issues have been addressed and significant improvement realized over the past 18 months, we are still very much at risk of failure. Current management, the board of directors, and certain of our significant lenders are addressing these challenges on a daily basis. Such challenges, which are critical to our survival, include but are not limited to: (1) funding growth in our growing product sales division, PS&L, (2) adjusting the NiteLife business model, as necessary, to meet the changing needs and requirements of our military customers, (3) working out mutually satisfactory payments arrangements with many of our creditors, (4) curing existing defaults on loans from existing lenders, and (5) resolving remaining litigation matters in a timely and cost-effective manner.

     Despite these challenges, certain segments of our business have shown growth and profitability. PS&L has shown promise since restructuring its business to include the custom installation of products it sells to military and civilian customers. Sales in fiscal years 2001 and 2002 were $605,717 and $748,713, respectively. Through the nine months ended June 30, 2003, PS&L had achieved sales of $1,363,270. We believe that with planned expansion into the civilian market, PS&L may continue to demonstrate significant growth in revenues and profitability.

     NiteLife continues to suffer both short-term and long-term challenges. Ongoing military campaigns abroad, which require U.S. troops to be deployed away from their home bases has resulted in a significant reduction in our billable entertainment service hours. However, our experience indicates that once these troops return to their home bases, the use of our entertainment services generally returns to or near pre-deployment levels. While we can provide no assurance that this will occur when troops return home, we anticipate that we will see an increase in our billable service hours from current levels. Long-term, NiteLife's business model faces many significant trends which could negatively impact its future financial performance. Such trends include:

- implementation of no smoking and controlled alcoholic usage policies which can have a significant negative impact on attendance at on-base venues, as military patrons seek less restrictive off-base entertainment opportunities;

- continued down-sizing in the size of and number of domestic military bases resulting in a reduced the number of venues that have the minimum attendance levels necessary to support the use of our services; and

- changes in venue program formats from traditional nightclub or sports bar-styled venues to more family-oriented or recreational center formats.

     Despite these trends, we believe there exist significant opportunities for the use of our entertainment services on existing military bases located in foreign countries. Furthermore, the Department of Defense has released plans to develop a substantial number of large military bases located in foreign countries in which it has traditionally not had a presence. We believe these developments represent new opportunities for NiteLife growth in coming years.

RESULTS  OF  OPERATIONS  FOR  THE  THREE  MONTHS  ENDED  JUNE  30,  2003
------------------------------------------------------------------------

     Revenues for the quarter ended June 30, 2003 of 1,037,587 increased by $285,994, or approximately 38%, from $751,593 for the quarter ended June 30, 2002 essentially due to a substantial increase in product sales and custom installations at PS&L. Revenues of PS&L increased $391,601 for the quarter ended June 30, 2003 versus the quarter ended June 30, 2002. NiteLife continues to experience significantly reduced revenues, as revenues decreased by $105,607, or 20%, compared to the quarter ended June 30, 2002.

     Gross margin for the quarter decreased from 45% to 31% primarily due to a substantial change in the mix of our revenues during the quarter as we experienced a greater proportion of lower gross margin sales in PS&L.

     General and administrative expenses decreased from $322,876 for the quarter ended June 30, 2002 to 264,640 for the quarter ended June 30, 2003. This substantial decrease was due to better controls of costs.

     Interest expense decreased slightly from $177,029 for the quarter ended June 30, 2002 to $154,808 for the quarter ended June 30, 2003.

     Net loss was reduced by approximately 24% from a loss of $257,019 for the quarter ended June 30, 2002 to a loss of $195,801 for the same period ended June 30, 2003, primarily as a result of improved controls on selling, general and administrative expenses.

RESULTS  OF  OPERATIONS  FOR  THE  NINE  MONTHS  ENDED  JUNE  30,  2003
-----------------------------------------------------------------------

     Revenues for the nine months ended June 30, 2003 of 2,763,006 increased by $555,254, or approximately 25%, from $2,207,752 for the comparable nine month period ended June 30, 2002 due to the increase in product sales and custom installations sales at PS&L. Revenues of PS&L increased $778,278 for the nine months ended June 30, 2003 versus the same period in 2002. NiteLife revenues decreased by approximately $223,024 for the nine months ended June 30, 2003 versus the nine months ended June 30, 2002.

     Gross margin for the quarter decreased from 46% to 38% primarily due to a substantial change in the mix of our revenues during the period as we experienced a greater proportion of lower gross margin sales in PS&L.

     General and administrative expenses of $847,711 for the nine months ended June 30, 2003 decreased $59,774 from $907,485 for the nine months ended June 30, 2002 as a result of better controls of costs. As a percentage of total revenues, general and administrative expense decreased nearly 7% as expenses were spread over a larger base of revenues.

     Interest expense of $295,965 for the nine months ended June 30, 2003 decreased by $142,599, from $438,556 for the nine months ended June 30, 2002 primarily due to the elimination of extension fees recorded as interest on our former trust obligation during the nine months ended June 30, 2002.

     During the nine months ended June 30, 2003, we recorded a gain on settlement of trust obligation of $1,019,374. We also recorded a write-down of assets held for sale of $150,069 to reflect these assets at a net realizable value less costs to sell. Consequently, for the nine months ended June 30, 2003, we realized positive net income of $595,427 versus a loss of $219,946 for the nine months ended June 30, 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     During the year ended September 30, 2002, we experienced negative financial results which have continued during the nine months ended June 30, 2003 as follows:

                                                  NINE MONTHS
                                                     ENDED        YEAR ENDED
                                                   JUNE 30,      SEPTEMBER 30,
                                                     2003            2002
                                                 -------------  ---------------
Net income (loss)                                $    595,425   $     (787,632)

Negative working capital                         $ (1,787,161)  $   (1,503,674)

Cash flows from operations                       $      1,010   $     (339,209)

Accumulated deficit                              $(10,058,074)  $  (10,653,499)

Stockholders' deficit                            $ (1,391,359)  $   (1,986,754)

In addition to our negative financial results:

     - we are also delinquent on payments of principal and accrued interest on certain of our notes payable;

     - at June 30, 2003 and September 30, 2002, we were in violation of financial and non-financial covenants included in certain such notes payable for which waivers have not been obtained. Debt under those agreements has been classified as current in the accompanying financial statements and certain balances could be called by the creditors; and

     - we have not made required minimum monthly payments to a significant noteholder. Though we have not received notice of default by the noteholder, they could give notice at any time and in such event, we do not have an adequate amount of cash to cure such default.

     In the event we are unable to cure any defaults of our outstanding loans and notes payable, we may seek other forms of protection including filing for protection from such creditors in the appropriate court of law.

     Our management has developed specific current and long-term plans to address our viability as a going concern as follows:

     - we are in the process of selling non-core assets and repaying associated liabilities;

     - we have implemented a lower-cost financing arrangement thereby reducing our dependence on high-cost, non-traditional forms of financing; and

     - we are in the process of negotiating with certain of our lender's regarding the restructuring of their loans to remove the loans from default status.

     There can be no assurance that we will be successful in implementing our business plan and ultimately attaining profitability or be successful in accomplishing our objectives outlined below. Our long-term viability as a going concern is dependent upon these key factors, as follows:

     - our ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operations in the near term.

     - our ability to reach agreements with our lender's, which debts are in default;

     - our ability to control costs and expand revenues from existing or new businesses;

     - our ability to minimize or eliminate cost and expenses of litigation outside the normal course of business; and

     - our ability to ultimately achieve adequate profitability and cash flows from operations to sustain our operations.

     As a result of the going concern issues facing us, our independent auditors included an emphasis paragraph in their report on our financial statements for the year ended September 30, 2002.

INFORMATION  REGARDING  AND  FACTORS  AFFECTING  FORWARD  LOOKING  STATEMENTS
-----------------------------------------------------------------------------

     We are including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of the Company.
Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the our records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, or be achieved, or be accomplished.

ITEM  3.  CONTROLS  &  PROCEDURES
-------   -----------------------

     As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Exchange Act Rule 13a-14(c) and 15d-14(c). The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and principal accounting officer. Based upon that evaluation, the chief executive officer and principal accounting officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in alerting them in a timely manner to material information related to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. It should be noted that the design of any system of controls is limited in its ability to detect errors, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     During the period covered by this quarterly report, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
-------   ------------------

     1. No. 2002-08825; Entertainment Technologies & Programs, Inc. vs. James Douglas Butcher, in the District Court of Harris County, Texas; 151st Judicial District

     On February 12, 2002, we filed suit against James Douglas Butcher, our former Chairman and Chief Executive Officer, to recover an unspecified amount of damages due to Mr. Butcher's alleged violation of a covenant not to compete, breach of fiduciary duty, breach of contract and conversion relating to his employment agreement dated November 10, 1995 and effective as of May 11, 1995. On February 27, 2002, Mr. Butcher filed counterclaims against us. We intend to vigorously prosecute this matter to a conclusion, though we cannot predict with any certainty the eventual outcome of this litigation.

     2. No. 2002-34587; Candace Walls vs. Marcello Gonzales and Entertainment Technologies & Programs, Inc., in the 269th District Court of Harris County, Texas

     A suit has been filed against us and a former employee of the company alleging sexual harassment. The suit alleges no specific monetary damage and, in the opinion of management and our legal counsel, is without merit.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-------   -------------------------------------

     (a)  Exhibits

          Exhibit     Description  of  the  Exhibit
          -------     -----------------------------

          31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports  on  Form  8-K

There were no reports filed on Form 8-K for the quarterly period ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  ENTERTAINMENT TECHNOLOGIES & PROGRAMS, INC.



Date:      August  19,  2003          By:  /s/  Kevin  P.  Regan
       -------------------------           ---------------------------
                                      Kevin P. Regan, President, Chief
                                      Executive Officer and Director



Date:      August  19,  2003          By:  /s/  Ronald L. Bianco
       ------------------------           ------------------------------
                                      Ronald L. Bianco, Principal
                                      Accounting Officer

                                  EXHIBIT INDEX


Exhibit                    Description  of  the  Exhibit
-------                    -----------------------------

31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.